Form 10-Q
period 1996-03-31
MEADOWBROOK REHABILITATION GROUP INC
filed 1996-05-15
CIK 852164

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                      ___________________________

                               FORM 10-Q

(MARK ONE)

   [  X  ]       QUARTERLY REPORT UNDER SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended MARCH 31, 1996

   [     ]       TRANSITION REPORT PURSUANT TO SECTION
              13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from _____________  to ____________

                       Commission File Number
                              0-19726

               MEADOWBROOK REHABILITATION GROUP, INC.
        (Exact name of registrant as specified in its charter)

          DELAWARE                                     94-3022377
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

       2200 Powell Street, Suite 800, Emeryville, California  94608
           (Address and Zip Code of principal executive offices)

    Registrant's Telephone Number, including Area Code: (510) 420-0900
                                ____________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES     X        NO
                                               ---------       ---------

     At May 13, 1996, the latest practicable date, there were 1,157,244 outstanding shares of Class A Common Stock, $.01 par value per share, and 773,000 outstanding shares of Class B Common Stock, $.01 par value per share.

                             TABLE OF CONTENTS


PART I:   FINANCIAL INFORMATION

                                                                    Page

     Item 1.   Financial Statements
               Consolidated Balance Sheets  ...................       3
               Consolidated Statements of Operations  .........       4
               Consolidated Statements of Cash Flows  .........       5
               Consolidated Statements of Stockholders' Equity.       6

     Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations
               Trends and Recent Events  ......................       7
               Results of Operations  .........................       11
               Liquidity and Capital Resources  ...............       13
               Impact of Accounting Statements  ...............       15
               Interim Periods  ...............................       15

PART II:  OTHER INFORMATION

     Item 1.   Legal Proceedings  .............................       16
     Item 2.   Changes in Securities  .........................       16
     Item 3.   Defaults Upon Senior Securities  ...............       16
     Item 4.   Submission of Matters to a Vote of Security
               Holders  .......................................       16
     Item 5.   Other Information  .............................       16
     Item 6.   Exhibits  ......................................       16

SIGNATURES     ................................................       17

     Part I:  FINANCIAL INFORMATION (Item 1. - Financial Statements)

        MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,            March 31,
                                                                                     1995                 1996
                                                                               -------------       --------------
                                                                                                      (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                      $6,307,307          $3,308,904
   Restricted cash                                                                   500,000             141,000
   Patient accounts receivable, less allowance for doubtful accounts
     of $2,001,000 and $2,063,000, respectively                                   4,063,945           5,599,761
   Due from intermediaries                                                           614,003             398,916
   Income tax refund receivable                                                      170,000             140,362
   Other receivables                                                                 264,482           1,240,240
   Prepaid expenses and other assets                                                 285,463             266,484
                                                                               -------------       -------------
      Total current assets                                                        12,205,200          11,095,667
                                                                               -------------       -------------

PROPERTY AND EQUIPMENT, at cost:
   Land and buildings                                                                683,770             683,770
   Furniture and equipment                                                         2,683,870           2,965,178
   Leasehold improvements                                                            587,213             777,107
                                                                               -------------       -------------
                                                                                   3,954,853           4,426,055

   Less - Accumulated depreciation                                                (1,636,309)         (2,007,829)
                                                                               -------------       -------------
      Net property and equipment                                                   2,318,544           2,418,226
                                                                               -------------       -------------

OTHER ASSETS
  Goodwill and intangible assets-net                                               1,780,679           1,856,148
                                                                               -------------         -----------

   TOTAL ASSETS                                                                  $16,304,423         $15,370,041
                                                                                 -------------         -----------

CURRENT LIABILITIES:
   Short-term borrowings                                                            $725,229            $657,767
   Current maturities of capital leases                                               18,601              40,791
   Accounts payable                                                                1,213,083           1,385,971
   Accrued payroll and employee benefits                                             905,196           1,239,654
   Other accrued liabilities                                                       1,632,579             960,147
                                                                               -------------         -----------

      Total current liabilities                                                    4,494,688           4,284,330
                                                                               -------------         -----------

OTHER LONG-TERM LIABILITIES                                                        1,074,230             822,382
                                                                               -------------         -----------

   TOTAL LIABILITIES                                                               5,568,918           5,106,712
                                                                               -------------         -----------

Minority Interest                                                                     58,774              49,624
                                                                               -------------         -----------

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value:
     Class A -- 15,000,000 shares authorized; 1,157,662 and 1,157,244 shares
        issued and outstanding at June 30, 1995 and March 31, 1996, respectively      11,577              11,573
     Class B -- 5,000,000 shares authorized; 773,000 and 773,000 shares issued
        and outstanding at June 30, 1995 and March 31, 1996, respectively              7,730               7,730
   Paid-in capital                                                                17,908,117          17,908,121
   Retained deficit                                                            1,066,491,131          (7,713,719)
                                                                               -------------       -------------

      Total stockholders' equity                                                  10,676,731          10,213,705
                                                                               -------------       -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $16,304,423         $15,370,041
                                                                               -------------       -------------

- - ------------------------------------------------------------------------------------------------------------------

The notes to consolidated financial statements, as contained in the Company's
    Annual Report on Form 10-K, are an integral part of these financial statements.

Part I:  FINANCIAL INFORMATION (Item 1. - Financial Statements)

MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                             3-Mths Ended March 31,            9-Mths Ended March 31,
                                             1995             1996             1995             1996

                                          (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                          -----------      -----------      -----------      -----------

NET OPERATING REVENUES                     $5,154,554       $6,321,363      $15,963,922      $17,995,272

OPERATING EXPENSES:
   Salaries and employee benefits           3,081,467        3,866,016        9,154,117       11,774,074
   Professional fees and purchased services   724,346          706,177        2,135,008        1,940,085
   Provision for doubtful accounts            152,701          145,677          567,698          395,532
   Other operating expenses                   797,787          906,770        2,070,186        2,411,091
   Depreciation and amortization              138,821          147,815          394,008          427,308
   Rent:
      To unrelated parties                    461,934          406,822        1,364,068        1,222,772
      To related parties                      132,778          106,399          485,056          310,134
                                          -----------      -----------      -----------      -----------

      Total operating expenses              5,489,834        6,285,676       16,170,141       18,480,996
                                          -----------      -----------      -----------      -----------

      Income (loss) from operations          (335,280)          35,687         (206,219)        (485,724)
                                          -----------      -----------      -----------      -----------

OTHER (INCOME) EXPENSE:
   Interest income                            (31,956)         (37,529)         (94,102)        (150,664)
   Interest expense                            15,637           21,928           33,393           71,914
                                          -----------      -----------      -----------      -----------

      Net other income                        (16,319)         (15,601)         (60,709)         (78,750)
                                          -----------      -----------      -----------      -----------

      Income (loss) before income taxes      (318,961)          51,288         (145,510)        (406,974)

INCOME TAX  BENEFIT                           (98,489)               0          (29,102)               0
                                          -----------      -----------      -----------      -----------

    NET INCOME (LOSS) BEFORE MINORITY
      INTEREST                              ($220,472)         $51,288        ($116,408)       ($406,974)
                                          -----------      -----------      -----------      -----------

MINORITY INTEREST IN EARNINGS OF
CONSOLIDATED SUBSIDIARIES                      14,419           17,495           72,166           56,052
                                          -----------      -----------      -----------      -----------

      NET INCOME (LOSS)                     ($234,891)         $33,793        ($188,574)       ($463,026)
                                          -----------      -----------      -----------      -----------

NET INCOME (LOSS) PER SHARE
   (primary and fully diluted)                 ($0.12)           $0.02           ($0.10)          ($0.24)
                                          -----------      -----------      -----------      -----------


WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING            1,936,936        1,930,244        1,936,136        1,930,384
                                          -----------      -----------      -----------      -----------

- - --------------------------------------------------------------------------------------------------------

The notes to consolidated financial statements, as contained in the Company's
     Annual Report on Form 10-K, are an integral part of these financial statements.

      Part I:  FINANCIAL INFORMATION (Item 1. - Financial Statements)

          MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      9-Mths Ended March 31,
                                                                      1995              1996
                                                               --------------    --------------
                                                                 (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                         ($188,574)        ($463,026)
   Adjustments to reconcile net income to net cash
        provided by <used for> operations:
     Depreciation and amortization                                    394,008           427,308
     Loss on disposal of assets                                        36,545               413
     Minority interest expense                                         72,166            56,052
     Changes in assets and liabilities:
       Decrease <increase> in patient receivables                     324,594        (1,535,816)
       Decrease in amounts due from intermediaries                    341,645           215,087
       Decrease in income tax refund receivable                     1,557,812            29,638
       Increase in other receivables                                  (90,030)         (975,758)
       Decrease in prepaid expenses and other current assets          273,212            18,979
       Decrease in accounts payable and
          accrued liabilities                                        (380,442)         (165,086)
                                                               --------------    --------------

     Cash provided by <used for> operating activities               2,340,936        (2,392,209)
                                                               --------------    --------------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
   Additions to property and equipment                               (156,886)         (418,510)
   Purchase of outpatient clinics                                    (212,514)         (123,432)
   Proceeds from sale of assets                                         1,950            15,093
                                                               --------------    --------------

     Cash used for investment activities                             (367,450)         (526,849)
                                                               --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term notes borrowings                                              0           439,209
   Payments of short-term notes payable                               (91,859)    1,072,987,253
   Long-term notes borrowings                                               0            20,000
   Payments of long-term debt and capital lease obligations           (98,441)          (97,305)
   Proceeds from issuance of debt                                           0            19,524
   Reduction in restricted cash                                             0           359,000
   Payments to minority shareholders                                  (62,358)          (65,202)
   Issuance of common stock for options exercised                       1,249                 0
                                                               --------------    --------------

  Cash used for financing activities                                 (251,409)          (79,345)
                                                               --------------    --------------

  Net increase <decrease> in cash                                   1,722,077        (2,998,403)
                                                               --------------    --------------

CASH, BEGINNING OF PERIOD                                           4,353,844         6,307,307
                                                               --------------    --------------

CASH, END OF PERIOD                                                $6,075,921        $3,308,904
                                                               --------------    --------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Noncash activities:
     Property additions financed with notes payable                  $182,804           $53,024
     Property additions financed with capital leases                   54,000            76,020
     Liability resulting from purchase of outpatient clinics        1,128,130           120,480
   Payments:
     Interest paid                                                     33,393            33,128

- - -----------------------------------------------------------------------------------------------

The notes to consolidated financial statements, as contained in the Company's
     Annual Report on Form 10-K, are an integral part of these financial statements.

      Part I: FINANCIAL STATEMENTS (Item 1. - Financial Statements)

        MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 Common Stock
                            --------------------------------------------                      Retained        Total
                                   Class A                  Class B            Paid-in        Earnings     Stockholders'
                            --------------------------------------------
                             Shares       Amount      Shares      Amount       Capital        (Deficit)       Equity
                            ---------     -------     -------     ------     -----------     -----------   ------------
BALANCE, JUNE 30, 1994      1,162,745     $11,627     773,000     $7,730     $17,950,818     ($3,721,568)   $14,248,607

     Common stock issuance
       upon option exercise     2,250          23         ---        ---            1,226             ---         1,249
     Repurchase of shares      (7,333)        (73)        ---        ---          (43,927)            ---       (44,000)
     Net Loss                     ---         ---         ---        ---              ---      (3,529,125)   (3,529,125)
                            ---------     -------     -------     ------     -----------      ----------    -----------

BALANCE, JUNE 30, 1995      1,157,662     $11,577     773,000     $7,730      $17,908,117     ($7,250,693)  $10,676,731

     Cancellation of Shares      (418)         (4)        ---        ---                4             ---             0
     Net Income                   ---         ---         ---        ---              ---        (463,026)     (463,026)
                            ---------     --------    -------     ------      -----------     -----------   -----------

BALANCE, MARCH 31, 1996     1,157,244     $11,573     773,000    $7,730      $17,908,121      ($7,713,719)  $10,213,705
                            ---------     -------     -------    ------      -----------      -----------   -----------

- - -----------------------------------------------------------------------------------------------------------------------

The notes to consolidated financial statements, as contained in the Company's
     Annual Report on Form 10-K, are an integral part of these financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            TRENDS AND RECENT EVENTS
                            ------------------------

- - -    REVERSE STOCK SPLIT
     -------------------

     On April 22, 1996, the Restated Certificate of Incorporation of the Company was amended to effect a one-for-three reverse stock split of the Company's Class A and Class B Common Stock. The purpose of the reverse stock split is to permit the Company to remain listed on The NASDAQ Stock Market. In February, NASDAQ notified the Company that it was reviewing the Company's eligibility for continued listing. The Company was out of compliance at various times during 1996 with NASDAQ s requirement that it maintain a minimum bid price of $1.00 per share. The Company believes that it is now in compliance with all of the requirements for continued inclusion on NASDAQ.

     The Company has retroactively reflected the reverse stock split in the financial statements for all periods presented.

- - -    LOSS HISTORY; LIQUIDITY RISKS
     -----------------------------

     The Company has incurred significant losses in each of the last three fiscal years as well as the first nine months of fiscal 1996. The Company's future profitability is dependent on a number of factors, including increased patient census and revenues particularly in its traditional acute, subacute and post acute businesses, a reduction in the Company's expenses as a percentage of its total operating revenues and successful integration and management of the outpatient rehabilitation clinics and home health business acquired on June 30, 1995. There can be no assurance as to the Company's future profitability.

     The Company's recent operating losses and the funding of initial working capital for its recently acquired Colorado outpatient clinics and home health agency have substantially reduced its available working capital. The Company's working capital has fallen from $7,711,000 at June 30, 1995 to $6,811,000 on March 31, 1996. For the nine months ended March 31, 1996, the Company's operating activities used cash of $2,392,000. Cash used for operating activities for the nine months ended March 1996, included the receipt of $864,000 resulting from the collection of amounts due from intermediaries. This receipt was substantially offset by $616,000 withheld at March 31, 1996, by the Company's intermediary on the basis of amounts due by the previous owner of the Colorado home health agency for final settlement of the 1990 through 1994 home health agency cost reports. While the Company believes that its working capital will be sufficient to sustain the Company's needs for the next 12 months, the Company's ability to continue to fund its operations thereafter is dependent on the Company achieving profitability and positive cash flows from operating activities. The Company has a $1,000,000 bank line-of-credit which would require a $500,000 bank deposit if drawn. Otherwise, the Company currently does not have access to additional capital. There can be no assurance that in the future the Company will not experience a shortage of available cash necessary to operate its business.

- - -    COLORADO OUTPATIENT CLINICS AND HOME HEALTH AGENCY ACQUISITION
     --------------------------------------------------------------

     On June 30, 1995 the Company acquired eleven outpatient rehabilitation clinics in Colorado, three outpatient rehabilitation clinics in Alaska and a home health agency with operations in Colorado, New Mexico and Kansas. The Company paid $133,000 and incurred liabilities of $572,000 in connection with the purchase. The Company also agreed to make additional payments based on the earnings performance of the outpatient rehabilitation clinics and the home health agency. The additional cash payments would total $1,100,000 if the operations collectively achieve the target earnings thresholds for the twelve months ending June 30, 1996 through 1999. The targeted earnings are $500,000, $575,000, $650,000 and $725,000 for the years ended June 30, 1996 through 1999, respectively. Based on results for the period ended March 31, 1996, the Company does not expect that any cash payment will be required for the twelve months ending June 30, 1996.

     In addition, in connection with the acquisition, the Company agreed to deposit $500,000 to secure a $900,000 bank loan to the previous owner of the acquired businesses. The Company is administering the repayment of the line through the collection of accounts receivable which are being collected on behalf of the previous owner. At the time of the acquisition, the Company anticipated that the loan would be repaid based on the accounts receivable balance then outstanding. The loan balance on March 31, 1996 was $253,000 and the Company's deposit to secure such loan balance was $141,000. The unaudited net revenues for the acquired operations for the nine months ended March 31, 1996 were $5,264,000. The Company did not acquire accounts receivable in connection with the acquisition and has funded approximately $1,748,000 of working capital for the acquired operations since the date of acquisition.

     In October, 1995 the Company was notified by its intermediary that its Medicare payments for the recently acquired home health agency were being withheld to offset amounts due by the previous owner for final settlement of the 1990 through 1994 home health agency cost reports. At March 31, 1996, the intermediary had withheld $616,000 related to these settlements. This amount is included in other receivables on the Company's balance sheet. The Company and the previous owner have submitted appeals to these settlements and are currently awaiting response from the intermediary. In the event that the prior owner is unsuccessful in its appeals, the Company intends to offset the amounts withheld against any additional amounts due to the previous owner under the acquisition agreements. The intermediary resumed making payments to the Company for current charges in January 1996.

     On January 1, 1996, the Company acquired the assets of two physical therapy clinics in Pueblo and Colorado City, Colorado. In connection with the acquisitions, the Company paid $32,500 and became obligated to pay an additional $32,500. Additionally, the Company assumed liabilities of $75,000. The unaudited net revenues for the acquired operations for the three months ended March 31, 1996 were $108,000.

     On April 1, 1996 the Company acquired the assets of a contract therapy business with operations in Pueblo and Colorado Springs, Colorado. The business provides therapy staffing to hospitals, nursing homes and home health agencies. In connection with the acquisition, the Company paid $10,000 and assumed liabilities for leasehold improvements at its offices of $62,000.

- - -    FLORIDA OUTPATIENT CLINICS ACQUISITIONS
     ---------------------------------------

     During fiscal 1994, the Company acquired a majority interest in or obtained management contracts to operate nine outpatient rehabilitation clinics located in Jacksonville, Jacksonville Beach, Orange Park, St. Augustine, St. Augustine Beach, Palm Coast and Palatka, Florida and in Moultrie, Georgia. At closing, the Company paid $608,000, agreed to reimburse certain selling shareholders for accounts receivable of the acquired clinics collected after the closing, and agreed to make additional payments based on the earnings performance of certain clinics in each year during the three year period ending March 31, 1997.

     The Company paid $494,000 based on the earnings performance of certain clinics for the twelve months ended March 31, 1995 and $132,000 in interest on deferred acquisition payments. At March 31, 1996, the Company's remaining liability resulting from the purchase was $612,000 plus additional payments based on the earnings performance of certain clinics. Such payments would total $196,000 if the earnings of such clinics for the twelve months ending March 31, 1996 and 1997 are equal to the earnings of such clinics for the base year, the twelve months ended December 31, 1993.

     On October 1, 1994, the Company acquired the minority interest in two of the outpatient clinics referred to above. In connection with such acquisition, the Company paid $450,000 and is obligated to pay an additional $300,000 by September 30, 1996.

     On February 1, 1995, the Company acquired an outpatient clinic in Palm Coast, Florida. At March 31, 1996, the Company had paid $131,000 of the purchase price and was obligated to pay an additional $129,000 in monthly installments through February 2000.

     On May 12, 1995, the new owner of five of the Florida outpatient clinics managed by the Company advised the Company that its management contracts were terminated. As a result, during the fourth quarter of fiscal 1995 the Company recorded a charge of $1,030,000 to write-off intangible assets recorded as part of the fiscal 1994 acquisition. The charge is classified as a non-operating expense. The Company does not agree that such contracts may be terminated and has filed suit to protect its legal rights.

     The Company opened two outpatient rehabilitation clinics during the second quarter of fiscal 1996. The clinics are located in St. Augustine and Daytona, Florida.

- - -    CLOSURE OF FACILITIES
     ---------------------

CLOSURE OF PSYCHIATRIC PARTIAL HOSPITALIZATION PROGRAM.
- - -------------------------------------------------------

     During fiscal 1995 the Company internally developed, through its wholly owned subsidiary, Medbrook of Indiana, a psychiatric partial hospitalization program which provided psychiatric services in long-term care facilities. In June 1995, the Company decided to close the psychiatric partial hospitalization program and the program was closed on September 22, 1995. The Company's decision to close the program was based on difficulties in growing the business and potential Medicare reimbursement issues. As of June 30, 1995, the Company recorded a restructuring charge of $310,000 related to the closure of the program.
At March 31, 1996, the remaining liability for expected future costs related to the closure was $104,000.

CLOSURE OF SAN JOSE, CALIFORNIA SUBACUTE FACILITY.
- - -------------------------------------------------

     During the first quarter of fiscal 1994, the Company closed its subacute program in San Jose, California. On December 27, 1994, the Company sold its lease for the San Jose facility to an investment partnership. The investment partnership s rent obligation commenced on February 15, 1995. This partnership in turn subleases the facility to a third party. The Company remains obligated to make lease payments in the event that the investment partnership defaults on its obligations under the lease. Because the investment partnership has made substantial improvements to the facility, the Company does not anticipate such a default.

- - -    HEALTHCARE REFORM
     -----------------

     President Clinton and others have expressed an intention to continue their efforts to reform the nation's healthcare system. The principal goals of many of the proposals are to reduce the rate of increase in national healthcare expenditures, particularly by cutting the rate of increase in Medicare spending. The ability of healthcare providers such as the Company to compete successfully in such an environment may depend on its ability to obtain contracts with managed care plans. In addition to the national reform proposals, there is proposed legislation in various states. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible, at this time, to estimate the impact of potential legislation on the Company, which may be material.

                            RESULTS OF OPERATIONS

     The following table sets forth for the fiscal periods indicated (a) the percentage of net operating revenues represented by certain selected items reflected in the Company's consolidated statements of operations and (b) the percentage change in the dollar amount of such items from the same periods in the prior fiscal year.

                                                 % Net Revenue                % Net Revenue
                                                3-Months Ended                9-Months Ended          % $ Change    % $ Change
                                           03/31/95       03/31/96       03/31/95       03/31/96        3-Month       9-Month
                                           --------       --------       --------       --------       --------       -------
Net Operating Revenues                        100.0          100.0          100.0          100.0           22.6          12.7

Non-capital operating expenses:
     Salaries and employee benefits            59.8           61.2           57.3           65.4           25.5          28.6
     Other non-capital expenses                32.5           27.8           29.9           26.4            5.0          (0.5)
                                           --------       --------       --------       --------
          Total non-capital expenses           92.3           89.0           87.2           91.8           18.3          18.6

Capital expenses:
     Depreciation and Amortization              2.7            2.3            2.5            2.4            6.5          8.5
     Rent                                      11.5            8.1           11.6            8.5          (13.7)       (17.1)
     Interest                                   0.3            0.4            0.2            0.4           40.2        115.4
                                           --------       --------       --------       --------
          Total capital expenses               14.5           10.8           14.3           11.3           (8.8)       (10.7)
                                           --------       --------       --------       --------
          Total expenses                      106.8           99.8          101.5          103.1           14.6         14.5

Interest Income                                 0.6            0.6            0.6            0.8           17.4         60.1
                                           --------       --------       --------       --------
Income (Loss) before income taxes              (6.2)           0.8           (0.9)          (2.3)        (116.1)       179.7
Income Tax Provision                           (1.9)           0.0           (0.2)           0.0         (100.0)      (100.0)
                                           --------       --------       --------       --------

Net Income (Loss) before minority interest     (4.3)           0.8           (0.7)          (2.3)        (123.3)       249.6

Minority Interest                               0.3            0.3            0.5            0.3           21.3        (22.3)
                                           --------       --------       --------       --------

Net Income (Loss)                              (4.6)           0.5           (1.2)          (2.6)        (114.4)       145.5
                                           --------       --------       --------       --------

     The Company's net operating revenues increased 23% and 13% to $6,321,000 and $17,995,000 for the three and nine months ended March 31, 1996, respectively, as compared to $5,155,000 and $15,964,000 for the same periods in the prior fiscal year. The increase was due primarily to net revenue of $5,264,000 generated by the Colorado outpatient clinics and home health agency during the first nine months of fiscal 1996, and to favorable prior year cost report settlements of $603,000 recorded in the second quarter of fiscal 1996, related to its former San Jose, California facility and its Gardner, Kansas facility. These increases were partially offset by the closure of the Company's psychiatric partial hospitalization program during the first quarter of fiscal 1996 and the conversion of the Company's Georgia subacute facility from a leased unit to a management arrangement, under which the Company's revenue consists primarily of management fees. The increase was also offset by decreased utilization of the Company's core facilities (i.e. acute, subacute and post acute rehabilitation units in Georgia, Illinois and Kansas) in the nine month period. Excluding the Texas facility that was closed, the number of patient days in the Company's core business decreased 9% to 20,536 for the nine months ended March 31, 1996, from 22,473 for the same period in fiscal 1995.

     In the Company's core business revenue per patient day increased 7% and 3% to $574 and $591 for the three and nine months ended March 31, 1996, respectively, as compared to $535 and $572 for the same periods in the prior fiscal year. Fiscal 1996 amounts do not include revenue per patient day at the Georgia subacute facility, which has been operated by the Company under a management agreement since June 5, 1995. Revenue per patient day in the 1996 periods benefited from changes in service mix.

     Total non-capital operating expenses for the three and nine months ended March 31, 1996 increased 18% and 19%, to $5,625,000 and $16,521,000, respectively, from $4,756,000 and $13,972,000 during the same periods in the prior fiscal year. The increase in non-capital operating expenses for the three and nine month periods ended March 31, 1996 primarily resulted from the acquisition of the Colorado outpatient clinics and home health agency. Salaries and employee benefits continue to be the primary component of the Company's non-capital operating expenses. Salaries and employee benefits increased 26% and 29% to $3,866,000 and $11,774,000 for the three and nine months ending March 31, 1996, respectively, as compared to $3,081,000 and $9,154,000 for the same periods in the prior fiscal year. This increase is largely due to the inclusion of salaries and employee benefits for the Colorado outpatient clinics and home health agency. Salaries and employee benefits as a percentage of net operating revenues increased to 61% and 65% for the three and nine months ended March 31, 1996, as compared to 60% and 57% for the same periods in the prior fiscal year.

     The Company's other non-capital operating expenses for the three months ended March 31, 1996 increased 5%, as compared to the same period in the prior fiscal year. For the nine months ended March 31, 1996, the Company's other non-capital operating expenses decreased 1% as compared to the same period in the prior fiscal year. In addition, the provision for doubtful accounts decreased to $146,000 and $396,000 for the three and nine months ended March 31, 1996, respectively, from $153,000 and $568,000 for the same periods in the prior fiscal year. The provision for doubtful accounts as a percentage of revenues was 2% for the three and nine months ended March 31, 1996, as compared to 3% and 4% for the three and nine months ended March 31, 1995, respectively. The reduction in the provision is due to lower required provision rates for the Company's outpatient clinics and home health agency business lines.

     Total capital expenses decreased 9% and 11% during the three and nine months ended March 31, 1996 to $683,000 and $2,032,000, respectively, as compared to $749,000 and $2,277,000 for the same periods in the prior fiscal year. Rent expense decreased 14% and 17% to $513,000 and $1,533,000 for the three and nine months ended March 31, 1996, respectively, as compared to $595,000 and $1,849,000 for the same periods in the prior fiscal year. The decrease in rent expense is primarily due to lower rents paid under leases requiring payments on the basis of net revenue and patient volume at certain facilities, as well as the conversion of its subacute facility in Georgia to a management contract in June, 1995. The Company pays no rent under this agreement. The decreases were partially offset by rents paid during the fiscal 1996 periods for its Colorado outpatient clinics and home health agency.

     Net interest income for the three and nine months ended March 31, 1996 increased to $38,000 and $151,000, respectively, as compared to $32,000 and $94,000 for the same periods in the prior fiscal year. This increase is due to higher interest rates during the fiscal 1996 period.

     The Company reported net income for the three months ended March 31, 1996 of $34,000 and a net loss of $463,000 for the nine months ended March 31, 1996, as compared to net losses of $235,000 and $189,000 for the three and nine months ended March 31, 1995, respectively.

     The Company's effective tax rate for the three and nine months ended March 31, 1995 was a benefit of 31% and 20%, respectively. The Company did not record a benefit for the nine months ended March 31, 1996 because carrybacks of current losses against previous taxable earnings are no longer available.

                           LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had working capital of $6,811,000 compared to working capital of $7,711,000 at June 30, 1995. The Company had cash and cash equivalents of $3,309,000 at March 31, 1996, as compared to $6,307,000 at June 30, 1995.

     During the nine months ended March 31, 1996, the Company's operating activities used $2,392,000 of available cash resources, as compared to cash provided for operating activities of $2,341,000 during the same period in the prior fiscal year. The cash used for operating activities during the nine months ended March 31, 1996 primarily reflects funding of working capital for the Company's Colorado outpatient facilities and amounts necessary to fund the Company's net operating losses. Cash provided from operating activities for the nine months ended March 31, 1995 included a federal tax refund of $1,558,000. Cash used for investment activities during the nine months ended March 31, 1996 was $527,000, as compared to cash used for investment activities of $367,000 during the same period in the prior fiscal year.

     Net patient accounts receivable, which excludes amounts due from intermediaries, was $5,600,000 at March 31, 1996, as compared to $4,064,000 at June 30, 1995. At March 31, 1996, the Company had an allowance for doubtful accounts of $2,063,000, as compared to $2,001,000 at June 30, 1995. The number of average days of revenue outstanding, excluding the revenues and receivables related to litigation patients, was 71.3 days at March 31, 1996, as compared to
62.6 days at June 30, 1995.

     It has been the Company's practice to admit selected patients who are seeking monetary recovery in pending litigation with third parties. These patients are directly obligated to pay the Company for services rendered, although the timing of collection is determined by the settlement of their litigation and is beyond the control of the Company. For this reason, liens are generally placed against pending insurance settlements. Prior to admitting such patients, the Company and its counsel evaluate the merits of the patient s case, the anticipated cost of services to be provided and the likelihood of the patient s successful recovery of damages in litigation. Once the patient is admitted, the Company and its counsel monitor the status of the litigation. There can be no assurance, however, that the Company will ultimately be reimbursed for all the services it provides to such patients. At March 31, 1996, accounts receivable related to these litigation patients totaled

$587,000, as compared to $642,000 at June 30, 1995. These litigation patient receivables accounted for an additional 19.2 and 30.3 average days revenue outstanding at March 31, 1996 and June 30, 1995, respectively.

      The Company's amount due from Medicare intermediaries of $399,000 at March 31, 1996 primarily represents cost report settlements for its Colorado home health agency acquired on June 30, 1995. Such amount also includes amounts the Company expects to receive upon regulatory approval of the Company's annual application for an exception from the routine cost limitation ('RCL') under the Medicare program for fiscal years 1992 through 1995 and the nine months ended March 31, 1996 for its Kansas facility. Medicare reimbursement is generally based upon reasonable direct and indirect allowable costs incurred in providing services. At the Company's inpatient facilities these costs are subject to the RCL. An exception from the RCL has been sought and granted for fiscal years 1990 through 1994 for the Company's former San Jose facility. Requests have been submitted for fiscal years 1992 through 1995 for the Kansas facility. The requests are based upon atypical costs incurred at the Kansas facility, in the treatment of patients who receive substantially more intensive services than those generally received in skilled nursing facilities. There can be no assurance that the Company will collect in full the amounts it has requested or intends to request, nor can there be an assurance as to the timing of any such collection. An initial three year exemption from the RCL expired in June 1989 at the San Jose facility and in June 1990 at the Kansas facility.

     The Company has no current material commitments for capital expenditures, except for those in connection with the Company's acquisitions as described above. The Company also expects to make routine capital improvements to its facilities in the normal course of business.

     The Company intends to use a portion of its cash balance to finance internal development of its outpatient rehabilitation business line. The Company will also expand its existing facilities and programs when such expansion meets the Company's investment criteria. The Company has a line of credit of $1,000,000 from a bank. Any draws on the line-of-credit would be secured by a cash deposit of up to $500,000 and the accounts receivable of the Colorado operations. At March 31, 1996, the Company did not have amounts outstanding under the line-of-credit. The Company will need to obtain access to additional capital, through bank loans or otherwise, in order to fund any significant acquisition opportunities. The Company believes that its existing cash, credit line and cash flows from operations, will be sufficient to satisfy the Company's estimated operating cash requirements for its existing facilities for the next twelve months.

     Inflation in recent years has not had a significant effect on the Company's business and is not expected to adversely affect the Company in the future unless the current rate of inflation increases significantly.

                        IMPACT OF ACCOUNTING STATEMENTS
                        -------------------------------

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ('SFAS') No. 106, 'Employers Accounting for Post-Retirement Benefits Other Than Pension , and SFAS No. 112, 'Employers Accounting for Post-Employment Benefits which, in the opinion of management, will have no effect on the Company's financial statements. The Company already provides for income taxes under the liability method in accordance with SFAS No. 109, 'Accounting For Income Taxes.'

                                INTERIM PERIODS
                                ---------------

     The Company believes that all the necessary adjustments have been included in the amounts shown in the unaudited consolidated financial statements contained in Item 1. above, for the three and nine months ended March 31, 1995 and 1996, to state fairly and consistently the results of such interim periods. This includes all normal recurring adjustments that the Company considers necessary for a fair statement thereof, in accordance with generally accepted accounting principles applied in a consistent manner. This report should be read in conjunction with the Company's Annual Report on Form 10-K.

                        PART II:     OTHER INFORMATION


Item 1.   Legal Proceedings - None.

Item 2.   Changes in Securities

          The Company's Restated Certificate of Incorporation was amended on April 22, 1996 to effect a one-for-three reverse stock split of the Company's Class A and Class B Common Stock. The par value of Class A and Class B Common Stock after the reverse stock split remains $.01 per share. There was no change in the rights of holders of such stock.

Item 3.   Defaults Upon Senior Securities - None.

Item 4.   Submission of Matters to a Vote of Security Holders

          On March 21, 1996, Harvey Wm. Glasser, M.D., the Company's majority stockholder, executed a written consent to an amendment of the Company's Restated Certificate of Incorporation to effect a one-for-three reverse stock split of the Company's Class A and Class B Common Stock. Such amendment was not submitted to a vote of all of the Company's stockholders.

Item 5.        Other Information - None.

Item 6.        Exhibits 27 Financial Data Schedule

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MEADOWBROOK REHABILITATION GROUP, INC.

DATE:  May  13, 1996                By    /s/ Harvey Wm. Glasser, M.D.
                                       -----------------------------------
                                          HARVEY WM. GLASSER, M.D.
                                          President and Chief Executive Officer