Form 10-K
period 1996-06-30
MEADOWBROOK REHABILITATION GROUP INC
filed 1996-09-26
CIK 852164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-K
      (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended June 30, 1996

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from __________ to __________

                             Commission File Number
                                     0-19726

                     MEADOWBROOK REHABILITATION GROUP, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                   94-3022377
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization             Identification No.)

           2200 Powell Street, Suite 800, Emeryville, California 94608
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (510) 420-0900
                              ---------------------
           Securities registered pursuant to Section 12(b)of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                 Class A Common Stock, par value $0.01 per share
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No _____.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

         As of September 26, 1996, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant, based on the closing price for the Registrant's Class A Common Stock in The NASDAQ Stock Market on such date, was $2,544,712. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

         The number of shares of Class A Common Stock outstanding on September 26, 1996 was 1,157,244. The number of shares of Class B Common Stock outstanding on September 26, 1996, was 773,000.

         Part III of this Form 10-K incorporated by reference information from the Registrant's proxy statement with respect to the 1996 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS
                                                                            Page

PART I.           ..........................................................   3

         ITEM 1.    BUSINESS................................................   3

         ITEM 2.    PROPERTIES..............................................  12

         ITEM 3.    LEGAL PROCEEDINGS.......................................  14

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS.................................................  14

PART II.          ..........................................................  15

         ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS.............................  15

         ITEM 6.    SELECTED FINANCIAL DATA.................................  16

         ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........  16

         ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............  25

         ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE.....................  25

PART III.          .........................................................  26

         ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                    REGISTRANT..............................................  26

         ITEM 11.   EXECUTIVE COMPENSATION..................................  26

         ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT..........................................  26

         ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS............................................  26

PART IV.           .........................................................  27

         ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                    REPORTS ON FORM 8-K.....................................  27

SIGNATURES                 .................................................  30

                                     PART I

ITEM 1 BUSINESS

     Meadowbrook Rehabilitation Group, Inc. (together with its subsidiaries, the "Company" or "Meadowbrook"), has expanded its business lines in recent years in an effort to diversify and expand its range of rehabilitation services. This expansion has primarily been in outpatient rehabilitation services including most recently, the Company's fiscal 1996 acquisitions of three outpatient rehabilitation clinics in Colorado and one outpatient rehabilitation clinic in Florida. In addition, in 1996 the Company acquired a therapy staffing company in Colorado. These acquisitions complement the Company's 1995 acquisition of eleven outpatient rehabilitation clinics in Colorado, three outpatient rehabilitation clinics in Alaska and home health agencies with operations in Colorado, New Mexico and Kansas, as well as the fiscal 1994 acquisition of outpatient rehabilitation clinics in Florida. All of the Company's outpatient rehabilitation clinics specialize in sports, industrial and general rehabilitation.

     The Company's recent focus on development of its outpatient rehabilitation business reflects its view that the outpatient rehabilitation business has stronger prospects for long-term growth than the Company's traditional acute, subacute and post-acute business. Over the past few years, the Company has closed several facilities in its traditional line of business and is currently considering divestiture of additional such facilities. In addition, the Company's Board of Directors is in the process of evaluating the Company's overall strategic direction and alternatives. The alternatives under consideration by the Board include, among other things, a merger or other business combination transaction or sales of assets. There can be no assurance that any such alternatives will be available on favorable terms, if at all.

     The Company segregates its business into two product lines: (i) outpatient rehabilitation and home health services; and (ii) its traditional acute, subacute and post-acute comprehensive rehabilitation services. The Company's outpatient rehabilitation business comprised 40% of the Company's fiscal 1996 net operating revenues while the traditional business represented 60%. A description of each of the Company's business lines is provided below.

     See Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of certain trends, events and risks affecting the Company's business.

Industry Background

     Medical rehabilitation is the process of restoring individuals disabled by disease or injury to their optimal level of physical, cognitive and social functioning. Rehabilitation services can be segmented into four types of programs: acute, subacute, post-acute and outpatient. Acute rehabilitation care is usually provided in rehabilitation units of medical/surgical hospitals or acute rehabilitation hospitals. In general, patients in acute rehabilitation programs are persons who require at least three hours of therapy each day and continue to show progress as a result of this therapy. Subacute rehabilitation care is generally provided in dedicated units of skilled nursing facilities ("SNFs") or medical/surgical hospitals to patients who may not meet the acute industry standard or whose course of recovery is slower. In many cases, the therapy and nursing care provided in the subacute setting are substantially equivalent to that provided in an acute care setting. Patients who demonstrate moderate independence in activities of daily living may be treated in a post-acute program, such as a transitional living center ("TLC") or day treatment clinic. Outpatient rehabilitation services include nursing care and physical, occupational and speech/language therapy and social services provided in a clinic environment or in the patient's home.

 Outpatient  Rehabilitation and Home Health Services

     General. At June 30, 1996, the Company owned or had management contracts to operate eight outpatient rehabilitation clinics in Jacksonville, St. Augustine, Palm Coast and Palatka, Florida and in Moultrie, Georgia. During fiscal 1996 the Company acquired an outpatient clinic in Ormond Beach, Florida. The Company opened two outpatient rehabilitation clinics in Daytona Beach and St. Augustine, Florida. On June 30, 1995, the Company acquired eleven outpatient rehabilitation clinics in Colorado, three outpatient rehabilitation clinics in Alaska and home health agencies with operations in Colorado, New Mexico and Kansas. The Company also acquired the assets of two outpatient rehabilitation clinics in Pueblo and Colorado City, Colorado and a therapy staffing company and outpatient rehabilitation clinic in Colorado Springs, Colorado.

     The Company entered the outpatient rehabilitation and home health businesses based on its experience in the acute, subacute and post-acute industry where it experienced a growing trend toward early discharges of patients from acute and subacute facilities. Many of these patients have not received the intensity of services that may be necessary for them to achieve a full recovery from their diseases, disorders, injuries or other traumatic conditions. As a result, the Company believes that there is a continuing need for outpatient rehabilitation services.

     The Company believes the outpatient rehabilitation market will continue to grow primarily as the result of (i) the recognition of the cost-effectiveness of rehabilitation; (ii) the increased acceptance of rehabilitation by the healthcare industry; (iii) increasing emphasis on physical fitness and the treatment and prevention of sports injuries; (iv) the aging of the population; and (v) earlier discharge from acute care hospitals to alternate sites. The
Company also believes the outpatient rehabilitation market will continue to consolidate due to the highly fragmented nature of the market, growing legislative and payor pressure to prohibit or limit referrals by physicians to entities in which they have a financial interest, and the preference of managed care organizations and other third party payors to contract with providers offering comprehensive, cost-effective outpatient rehabilitation programs on a regional or national basis.

     The Company believes that there are opportunities for expansion of its outpatient rehabilitation and home health businesses through internal growth in areas surrounding its current outpatient rehabilitation clinics.

     The Company's outpatient operations generally experience a decrease in revenues in some markets in the summer and holiday periods. In addition, the Company's outpatient business line has grown and expects to continue to grow through a limited number of acquisitions, as well as through internal development. These seasonal trends, as well as the timing, number and integration of the Company's acquisitions, may cause financial results of operations to vary on a quarterly basis.

     Outpatient Rehabilitation Services. The goals of the Company's outpatient rehabilitation services are to improve a patient's physical strength and range of motion, reduce pain, help prevent re-injury and restore the ability to perform basic activities. The primary services provided collectively are:

     Therapy Modalities and Therapeutic Exercises. Each patient receives an initial evaluation by a licensed therapist and based on that evaluation, an individualized rehabilitation program is developed for the patient. Patients may be treated in the Company's outpatient rehabilitation clinics or in nursing homes where the Company has contracts to provide such services. At these locations, the Company provides a full range of therapy services, including physical therapy, occupational therapy, speech/language therapy and social services. Patients undergo varying courses of therapy dependent upon their needs. Some patients may only require a few hours of therapy per week for a few weeks, while others may remain in therapy up to six months or more, depending on the nature, severity and complexity of their injuries.

     Functional Capacity Assessment. The Company also provides functional capacity assessments to evaluate the physical condition and endurance of a current or prospective employee to meet the requirements of employment. The assessment may be used by employers, insurers and other payors to estimate the extent of rehabilitation treatment needed or as an objective method of evaluating specific work capacity.

     Preventative Services. The Company also provides services designed to prevent or avoid injuries in the work place. These preventative services, which may be performed at an employer's work site, include programs to teach employees proper body mechanics, techniques and detailed analysis of specific job activities, such as lifting, with the goal of changing how a job is performed to prevent injuries to employees.

     Home Health Services. The Company's home health agencies in Colorado, Kansas and New Mexico provide nursing care and rehabilitative therapy to patients in their homes. This care includes medication supervision, cardiac and respiratory monitoring, oxygen therapy, skin care, injections, colostomy and catheter care, diet instruction, as well as instruction in home management of health problems. The home health agencies work in conjunction with the Company's recently acquired therapy staffing company to provide physical therapy, occupational therapy, speech/language therapy and social services in the patient's home. Home health care reduces the length and cost of hospitalization by making earlier discharge possible and in certain cases prevents admissions to nursing homes or other institutions. In addition, home health care enables the patient's family to participate in the care and allows the patient to return more quickly to the familiar surroundings of the home.

Acute, Subacute and Post-Acute Rehabilitation Services

     The Company's traditional business provides comprehensive rehabilitation services to patients with a wide range of diagnoses, including patients with neurologic diagnoses resulting from head injury and patients with non-neurologic diagnoses, including orthopedic, cardiac and pulmonary care, skin/wound care, post-surgical stabilization and intravenous therapy.

     At June 30, 1996, Meadowbrook operated seven such rehabilitation programs in three metropolitan areas in Kansas, Georgia, and Illinois. The Company operates one acute, one neurobehavioral, two subacute and three post-acute programs. The Company's acute program is located at its Gardner, Kansas facility. The Company's neurobehavioral program is located in Atlanta, Georgia, in leased space within a 294 bed acute care hospital. The Company's subacute rehabilitation programs are located in dedicated hospital-based units in Gardner, Kansas and Lithia Springs, Georgia. Its post-acute programs are offered in community settings providing residential, day and outpatient services. The post-acute programs are located in Decatur, Georgia, Gardner, Kansas and Park Ridge, Illinois.

     In its Kansas and Georgia facilities, the Company integrates treatments for different stages of the rehabilitation process within the same facility or metropolitan area to provide a continuum of care as patients progress. The rehabilitation treatment plan for each patient is developed and managed by a team of professionals, including physiatrists, psychologists, occupational and physical therapists, speech/language pathologists, social workers, rehabilitation nurses and case managers. The Company's professionals are specially trained to treat neurologic and related diagnoses as well as other medical and rehabilitation diagnoses and are thus able to provide high quality rehabilitation services to their patient population.

     Operating Strategy. The Company's objective is to provide high quality, comprehensive rehabilitation services to patients who can benefit from and afford such care. The Company's goal is to provide these services on a cost-effective basis. The Company's operating strategy in its traditional business is based on the following:

     Patient Profile and Pre-admission Screening. The Company continues to derive a large amount of its volume in its traditional rehabilitation business from patients with neurologic diagnoses, particularly those who have suffered traumatic brain injury. In general, these patients are younger and otherwise healthier with longer life expectancies than others in need of intensive rehabilitation services. Because of the extended survival period, the Company works with both the patient's family and payor to plan a treatment program for the patient which is designed to restore the patient to his or her optimal level of functioning.

     During the past four fiscal years, the Company has expanded the range of subacute medical services provided in its facilities. While these patients do not require an acute medical setting, they do require more treatment than is available in a traditional nursing home, outpatient or home health program. The Company is providing subacute medical care to patients with a variety of diagnoses, including orthopedic, cardiac and pulmonary care, skin/wound care, post-surgical stabilization and intravenous therapy.

     For each type of patient, the planning process begins prior to the patient's admission. The clinical staff at the facility reviews the clinical appropriateness of each potential patient and assists the Company's corporate office in evaluating financial appropriateness.

     Specialized Team Approach. The Company's professionals are highly trained in the rehabilitation of patients with either neurologic diagnoses or subacute medical needs. By specializing in the treatment of these patients, Company professionals are able to recognize and respond to their complex needs. The Company forms interdisciplinary teams comprised of medical professionals, including attending physicians, physiatrists, rehabilitation nurses, and professionals in the disciplines of physical and occupational therapy, speech/language pathology and psychology. The Company believes that its team approach allows continual communication between the various professionals to maximize patients' treatments, in contrast to medical/surgical hospitals where the various therapy departments often operate independently. Not all patients require the services of the entire interdisciplinary team, the Company incorporates the services of individual team members as clinically and financially appropriate.

     Continuum of Service. The Company makes available a continuum of services to patients in its traditional rehabilitation business beginning with discharge from a medical/surgical or acute rehabilitation hospital through the patient's re-entry into the community. This approach allows the Company to match the patient's needs as recovery progresses with the most effective use of the payor's funds. At the Company's Georgia and Kansas facilities this continuum of services is provided entirely by the Company. In other markets, the Company makes or receives referrals to or from other healthcare providers to ensure that this continuum is provided.

     Case Management. The Company's case management system is a key component of its traditional businesses operating strategy. The goal of case management is to maximize the patient's progress by providing services appropriate to both the patient's special needs and financial resources. Case management offers daily monitoring of the patient's individualized treatment plan. In addition, case management provides flexibility to tailor services to individual benefit packages and promotes ongoing communication so that services, costs and lengths of stay are understood and anticipated by the payor. This process encourages moving patients to more appropriate, less expensive programs as the patients progress.

     Each of the Company's inpatient facilities has staff case managers to oversee a limited number of patients. Case managers continuously monitor the types of services delivered to the patients, as well as the patients' progress. The case manager also works with the payor to establish a common understanding of the progress that might be achieved, the anticipated length of time to achieve the desired outcome and the estimated cost of providing such treatment. This information is communicated routinely to the payor through written reports, frequent telephone contact and regularly scheduled case management conferences. The case manager and the payor work together to determine the most appropriate level of care for the patient, thus avoiding inappropriate services which could otherwise arise if the medical or rehabilitation process is not managed properly.

Psychiatric Partial Hospitalization Program

     During fiscal 1995 the Company internally developed, through its wholly owned subsidiary, Medbrook of Indiana, a psychiatric partial hospitalization program which provided psychiatric services in long term care facilities. In June 1995, the Company decided to close the psychiatric partial hospitalization program. The program was closed on September 22, 1995. The Company's decision to close the psychiatric partial hospitalization program stems from difficulties in growing the business and potential Medicare reimbursement issues. As of June 30, 1995, the Company recorded a restructuring charge of $310,000 related to the closure of the program. At June 30, 1996, the remaining liability for expected future costs related to the closure was $104,000.

Marketing

     The Company's overall marketing strategy is to develop a broad base of referral sources for all of its services on national, regional and local levels. In marketing its services, the Company focuses on the high quality of its services and its geographic presence. The Company also emphasizes its outcome oriented approach to rehabilitation, the goal of which is to return the patient to the community.

     On a national level, the Company targets major payors such as insurance companies, large preferred provider organizations ("PPOs") and health maintenance organizations ("HMOs") for referrals and managed care contracts. Insurance case managers who have had successful experience with the Company constitute a major referral source and often control the placement of patients as well as reimbursement for services. The Company has secured contracts with numerous insurance companies, and continues to pursue contractual relationships with payors at the national, regional and local level.

     On a regional and local level, the Company targets hospital discharge planners, regional HMOs, PPOs and other managed care providers and physicians for referrals. Families are also a source of referrals, often due to information provided by family support organizations or past experience with the Company.

Sources of Revenues and Reimbursement

     The following table sets forth the dollar volume and percentage of the Company's net operating revenues derived from each product line.

                                                             Year Ended
                                                            June 30, 1996
                                                      -----------------------
                                                        (000's)          %
 Acute, Subacute and Post-Acute Rehabilitation
          Services                                      $14,243        60%
 Outpatient Rehabilitation and Home Health Services       9,380        40%
                                                       ---------     -----
 Net Operating Revenues ............................   $ 23,623       100%
                                                       =========     =====

     The following table sets forth the percentage of the Company's net operating revenues from private payors, Medicare and Medicaid for the periods indicated:

         Source                                Year Ended June 30,
         ------                        ---------     --------     ------
                                         1994         1995         1996
                                       ---------     --------     ------

       Private payors ............        81%          67%          59%
       Medicare ..................         6%          16%          34%
       Medicaid...................        13%          17%           7%
                                       ---------     --------     ------
       Total .....................       100%         100%         100%
                                       ---------     --------     ------

     Private payors include indemnity insurance carriers, HMOs, workers' compensation programs and self paying patients. The Company's charges for such patients are established by the Company, although in the Company's traditional business it negotiates fixed-rate contractual arrangements with numerous individual patients and third party payors, including insurance companies and managed care providers. The Company's Georgia and Kansas facilities have negotiated fixed-rates based on charges for its Medicaid patients who come from a number of in-state and out-of-state Medicaid programs under short-term contracts. The increase in the percentage of net operating revenue received from Medicare during fiscal 1995 and 1996 reflects the increased number of subacute and acute Medicare patients at the Company's Gardner, Kansas facility, as well as effects of the Company's June 30, 1995 Colorado acquisition.

     The Company provides inpatient and outpatient services to Medicare patients at several of its facilities. The Medicare program generally utilizes a cost-based reimbursement system for rehabilitation services under which certified SNFs, rehabilitation agencies, and certified outpatient rehabilitation facilities ("CORFs") are reimbursed for the reasonable direct and indirect allowable costs incurred in providing routine care, plus a return on equity, subject to certain cost ceilings. These costs normally include allowances for administrative and general costs and the cost of property and equipment (depreciation and interest or rent expense). The Company files annual cost reports for each cost-reimbursed facility. These cost reports serve as the basis for determining the prior year's cost settlements and interim per diem payment rates for the next year.

     An exception from such cost ceilings has been sought and granted for fiscal years 1990 through 1994 for its former subacute facility in San Jose, California. The Company has applied for an exception from such cost ceilings for fiscal years 1992 through 1995 for its Gardner, Kansas facility. The Company intends to file such requests for its Kansas facility for fiscal 1996. These exceptions are based on atypical costs incurred in providing more intensive services to its patients than those typically rendered in a SNF. See "Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

     Cost-based reimbursement is generally subject to retrospective audit and adjustment. In conducting annual reviews of a facility's reimbursement rates, Medicare may determine that payments previously made to a facility on an interim basis were in excess of allowable costs and may recover any such overpayments by reducing future payments to the affected facility or other facilities operated by the same owner. Management believes that it has properly applied the Medicare payment formula and that any future adjustments arising from such retrospective audits should have no material adverse effect on the Company.

Competition

     The healthcare industry generally, and the outpatient rehabilitation and subacute medical services sectors in particular, are highly competitive and subject to continual changes in the manner in which services are provided and in which providers are selected. Depending upon the geographic market, the Company may compete with national, regional or local providers.

     In the Company's traditional business, it may compete with specialized rehabilitation service companies, medical/surgical hospitals, acute rehabilitation hospitals which provide subacute care and other SNFs. The Company competes with regional and national outpatient rehabilitation providers for Medicare, Medicaid and private payor patients. The Company also competes with these entities in the recruitment of rehabilitation nurses, therapists and other skilled professionals. In each of the Company's business lines many of the Company's competitors have greater financial and personnel resources than the Company.

     The primary competitive factors in the rehabilitation and subacute medical industries remain quality of care, responsiveness to the patients' and payors' needs, durable outcomes and cost-effectiveness.

     The  Company's  business  has been  effected by the  healthcare  industry's emphasis on cost containment and managed care, coupled with increased competition for national contracts. During the past several years the Company was adversely effected by the competitive pressure to reduce healthcare costs in its traditional business. An increase in the number of providers offering similar services resulted in a shift of patients to other providers, shorter lengths of stay and lower per diem rates, contributing to the decrease in the Company's revenues in its traditional business.

Regulation

     The healthcare industry is subject to substantial federal, state and local government regulation. These regulations effect the Company primarily by requiring licensing or certification of its facilities and controlling reimbursement for services.

     Licensing is regulated by the states, while Medicare certification is federally administered. Generally, licensing and Medicare certification follow specific standards and requirements. Compliance is monitored by periodic on-site inspections by representatives of applicable government agencies.

     The Company believes that all the facilities operated by the Company are duly licensed in accordance with the requirements of federal, state and local agencies having jurisdiction over its operations. However, there can be no assurance that changes in present laws or interpretations of current laws would not have a material adverse effect on the Company. The Company's facilities in Kansas, Georgia and Illinois are accredited by the Commission on Accreditation of Rehabilitation Facilities.

     Some states have enacted regulations controlling the growth of healthcare facilities or the operation of new facilities under a health planning statutory scheme referred to as a Certificate of Need ("CON") program. Whether a CON is granted depends upon a finding of need by the state health planning agency and a determination that the applicant is the appropriate provider for the type of services. Georgia has enacted a statute requiring a CON for facilities providing transitional living center rehabilitative services to traumatic brain injured patients. Prior to this legislation, there was no state regulation of such facilities in Georgia. The Company has received its CON certification to operate its existing TLC program as a Traumatic Brain Injury Facility under the Georgia statute. Expansion in Georgia and other states could be adversely effected by state CON requirements.

     Certain state laws prohibit general business corporations from practicing or holding themselves out as a practitioner of medicine. The Company neither employs physicians to practice medicine nor holds itself out as a medical practitioner. Generally, the corporate practice of medicine doctrine has not been construed by the courts to apply to the type of health professionals employed by the Company. The Company believes it is in compliance with state laws prohibiting the corporate practice of medicine. However, there can be no assurance that changes in interpretations of the laws would not adversely effect the Company's operations. In any event, the Company believes that it will be able to adjust its operations to bring the Company in compliance with the law if so required.

     Fifty-five beds in the Company's inpatient facility in Kansas are Medicare certified as acute rehabilitation beds. The Company's outpatient facility in Moultrie, Georgia and all of the Company's Colorado outpatient rehabilitation clinics are certified by Medicare as rehabilitation agencies. The Company's post-acute facilities in Georgia and Illinois are CORF certified. As part of its June 30, 1995 acquisition, the Company acquired home health agencies with several sites which are all certified to participate in Medicare as providers of home health services. In order to receive Medicare reimbursement, all of the Company's certified facilities must meet the applicable conditions promulgated by the United States Department of Health and Human Services relating to standards of patient care, type of facility, equipment and personnel, and must comply with all state and local laws, rules and regulations. These facilities undergo routine Medicare certification surveys. To date, the Company's Medicare certified facilities have been found to be in compliance with Medicare requirements. The Company files annual cost reports for its Medicare certified facilities to determine cost settlements for the most recent fiscal year, and interim payment rates for the following year.

     The Company's amount due from Medicare intermediaries of $332,000 at June 30, 1996, includes amounts the Company anticipates to receive on cost report settlements for its Colorado home health agencies acquired on June 30, 1995. Such amount also includes amounts the Company expects to receive upon regulatory approval of the Company's annual application for an exception from the routine cost limitation ("RCL") under the Medicare program for fiscal years 1992 through 1996 for its Gardner, Kansas facility. Medicare reimbursement is generally based upon reasonable direct and indirect allowable costs incurred in providing services. At the Company's inpatient facilities these costs are subject to the RCL. An exception from the RCL has been sought and granted for fiscal years 1990 through 1994 for the Company's former San Jose, California facility. Requests have been submitted for fiscal years 1992 through 1995 for the Gardner, Kansas facility. The Company intends to file such request for its Kansas facility for fiscal 1996. The requests are based upon atypical costs incurred at the Gardner, Kansas facility, in the treatment of patients who receive substantially more intensive services than those generally received in SNFs. There can be no assurance that the Company will collect in full the amounts it has requested or intends to request, nor can there be an assurance as to the timing of any such collection. An initial three year "exemption" from the RCL expired in June 1989, at the San Jose, California facility and in June 1990, at the Gardner, Kansas facility.

Insurance

     The Company maintains professional malpractice liability coverage for each of its facilities in addition to a claims made policy for its professional and general liability coverage. The policy covers only claims that are filed within the policy period. The Company intends to continue to carry such insurance, although there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost.

Employees

     At June 30, 1995 and 1996, the Company had the following employees:

                                                       June 30,
                                                  1995        1996
                                                 -----       -----
                 Full-Time Employees               375         412
                 Part-Time Employees                86          73
                 On-Call Per Diem Employees         94         128
                                                 ======      ======
                 Total Employees                   555         613
                                                 ======      ======

     Of the full-time employees at June 30, 1995 and 1996, 16 and 15 persons, respectively, were employed at the Company's headquarters in Emeryville, California. None of the Company's employees are represented by a labor union, and the Company is not aware of any current activities to unionize its employees. Management considers the relationship between the Company and its employees to be positive. The 42 employees at the Florida outpatient clinics are employed under a staff leasing arrangement. The employees are under contract with a staff leasing agency which provides payroll processing services and comprehensive health and workers' compensation benefits. All other liabilities related to the employees are assumed by the Company. These employees are included in the table above.

     The closure of the Company's psychiatric partial hospitalization program in September 1995, resulted in a total reduction of 16 employees. These employees are included in the June 30, 1995 balances provided above. Severance costs associated with these reductions were expensed by the Company in fiscal 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Although the Company has a sufficient pool of skilled employees to staff its facilities at current levels, there is no assurance that in the event that the Company grows it would be able to meet its needs for such medical professionals due to a general shortage of qualified therapists.

ITEM  2. PROPERTIES

Operating Facilities

Outpatient Rehabilitation Clinics and Home Health Agencies

     As of June 30, 1996, the Company operated eight outpatient clinics in the greater Jacksonville, Florida area. Four of these clinics were acquired as part of the Company's fiscal 1994 Florida outpatient clinic acquisition effective April 30, 1994. During fiscal 1996, the Company opened two outpatient rehabilitation clinics in St. Augustine and Daytona Beach and acquired an outpatient rehabilitation clinic in Ormond Beach, Florida. All the clinics are under lease agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    Florida Facilities                                     Location
    ------------------                                     --------
    Beaches Physical Therapy                               St. Augustine, FL
    Body Anew                                              Ormond Beach, FL
    Bodymax Physical Therapy of Palatka                    Palatka, FL
    Medbrook Rehab Center                                  Daytona Beach, FL
    Medbrook Rehab Center                                  Palm Coast, FL
    Medbrook Rehab Center                                  St. Augustine, FL
    Medbrook Rehab Center                                  Jacksonville, FL
    Moultrie Physical Therapy                              Moultrie, GA

     On June 30, 1995, the Company announced the acquisition of eleven outpatient rehabilitation clinics in Colorado, three outpatient rehabilitation clinics in Alaska and a home health agency with ten locations operating in Colorado, New Mexico and Kansas. During fiscal 1996 the Company closed three of these outpatient rehabilitation clinics. On January 1, 1996, the Company acquired the assets of two outpatient rehabilitation clinics in Pueblo and Colorado City, Colorado. On April 1, 1996, the Company acquired the assets of a contract therapy business with operations in Pueblo and Colorado Springs, Colorado and a outpatient rehabilitation clinic in Colorado Springs, Colorado. All the facilities are under lease agreements.

     Colorado & Alaska Clinics                             Location
     -------------------------                             --------
     Medbrook Rehab Center of Alaska                       Kenai, AK
     Medbrook Rehab Center of Alaska                       North Pole, AK
     Medbrook Rehab Center of Alaska                       Soldotna, AK
     Medbrook Rehab Center of Colorado                     Colorado City, CO
     Medbrook Rehab Center of Colorado                     Colorado Springs, CO
     Medbrook Rehab Center of Colorado                     Florence, CO
     Medbrook Rehab Center of Colorado                     Las Animas, CO
     Medbrook Rehab Center of Colorado                     Monte Vista, CO
     Medbrook Rehab Center of Colorado                     Pueblo, CO
     Medbrook Rehab Center of Colorado                     Rifle, CO
     Medbrook Rehab Center of Colorado                     Trinidad, CO
     Medbrook Rehab Center of Colorado                     Walsenburg, CO
     Medbrook Rehab Center of Colorado                     Woodland Park, CO

     Home Health
     -----------
     Total Home Health, Inc.                               Florence, CO
     Total Home Health, Inc.                               Holly, CO
     Total Home Health, Inc.                               La Junta, CO
     Total Home Health, Inc.                               Lamar, CO
     Total Home Health, Inc.                               Montrose, CO
     Total Home Health, Inc.                               Pueblo, CO
     Total Home Health, Inc.                               Rocky Ford, CO
     Total Home Health, Inc.                               Trinidad, CO
     Total Home Health, Inc.                               Walsenburg, CO
     Total Home Health, Inc.                               Leoti, KS
     Total Home Health, Inc.                               Raton, NM

     The Company cannot calculate a patient utilization percentage for the Company's outpatient rehabilitation facilities because there is no measurable capacity for the potential number of outpatient visits.

Acute,  Subacute and Post-Acute Programs

     As of June 30, 1996, the Company's traditional business operated seven programs in five cities in Kansas, Georgia, and Illinois.

     Set forth below is certain information concerning the Company's facilities at June 30, 1996. In fiscal 1995 the Company moved its subacute program in Atlanta, Georgia from the 30 bed unit which the Company leased within a 146 bed SNF to a 48 bed hospital based SNF unit in Lithia Springs, Georgia which the Company operates under a management contract.


Acute, Subacute and Post-Acute Facilities              Location             Capacity (1)       Date Opened
- - -----------------------------------------             -------------         ------------       -----------
Acute Rehabilitation:

  Meadowbrook Rehabilitation Hospital of Kansas        Gardner, KS          63 Beds            December 1986

Subacute Rehabilitation Facilities:
  Meadowbrook Rehabilitation Hospital of Kansas        Gardner, KS          21 Beds            December 1986
  Meadowbrook of Atlanta                               Lithia Springs, GA   48 Beds            June 1995
  Meadowbrook of Atlanta (The Neurobehavioral Ctr.)    Atlanta, GA          22 Beds            July 1991

Post-Acute, TLCs and Day Treatment Clinics:
  Meadowbrook Rehabilitation Hospital of Kansas        Gardner, KS           4 Patients        July 1987
  Meadowbrook of Atlanta                               Decatur, GA          12 Patients        December 1988
  Meadowbrook of Chicago                               Park Ridge, IL       12 Patients        May 1990



(1) The number of beds shown in the table reflects the number of available beds (i.e., beds utilized by the facility), which is generally less than the number of licensed beds. The Company's residential TLC patients, at its Illinois facility, are housed in apartments and can be expanded through the rental or acquisition of additional residential units.

(2) The Company moved its Neurobehavioral unit in February 1996, from a 120 bed medical/surgical hospital in Decatur, Georgia to a 294 bed medical/surgical hospital in Atlanta, Georgia.


     The Company's acute and subacute facilities achieved an overall utilization, based on patient days, of 43% and 46% of available beds (i.e., beds utilized by the facility) for fiscal 1996 and 1995, respectively. The Company cannot calculate a patient utilization percentage for the Company's post-acute facilities because there is no measurable capacity for the number of day treatment patients which can be served.

     The Company leases all of its properties except for the Georgia TLC facility which the Company owns and the Georgia subacute unit which is operated under a management agreement. In fiscal 1993, the Company purchased a building which houses a portion of its Georgia TLC operations. The Company has a lease for an adjoining facility which houses the remaining portion of its TLC operations. Such lease expires in February 1997, with an option to renew or purchase. The Company moved its neurobehavioral facility from a 120 bed medical/surgical hospital in Decatur, Georgia to a 294 bed medical/surgical hospital in Atlanta, Georgia. This lease expires in February 1998. The Company's facility in Gardner, Kansas is leased from the Company's President and Chief Executive Officer, Harvey Wm. Glasser, M.D. The lease for the Company's post-acute treatment clinic in Illinois expired in December 1995. The Company currently occupies this space under a month-to-month rental agreement. The Company maintains its corporate offices in Emeryville, California under a lease which expires in October 1996, with a one year renewal option.


ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


Executive Officers of the Registrant

     In addition to Harvey Wm. Glasser, M.D., the executive officers of the Company are as follows:

     James F. Murphy joined the Company in March 1994, as Vice President and Chief Financial Officer. From July 1993 to March 1994, Mr. Murphy served as a consultant to the Company. From December 1991 to March 1994, Mr. Murphy operated a financial consulting firm specializing in corporate restructuring. Prior to that, Mr. Murphy worked in finance for a large real estate developer. Mr. Murphy worked for Arthur Andersen LLP from 1986 to 1990 and received his C.P.A. in 1989. Mr. Murphy is 34 years old.

     Anita M. Macke joined the Company in April 1986, as Vice President and Director of Program Reimbursement. During fiscal 1996, Ms. Macke assumed the role of Vice President and Administrator of the Company's Gardner, Kansas hospital. From June 1983 through April 1986, Ms. Macke was Director of Billing for New Medico Associates. Ms. Macke is 36 years old.

     All officers of the Company serve at the pleasure of the Board of Directors.

                                     PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock is traded on The NASDAQ Stock Market. On September 26, 1996, the closing sales price of the Class A Common Stock was $2.25 per share.

     On April 22, 1996, the Restated Certificate of Incorporation of the Company was amended to effect a one-for-three reverse stock split of the Company's Class A and Class B Common Stock. The purpose of the reverse stock split was to permit the Company to remain listed on The NASDAQ Stock Market. In February 1996, NASDAQ notified the Company that it was reviewing the Company's eligibility for continued listing. The Company was out of compliance at various times prior to the reverse stock split with NASDAQ's requirement that it maintain a minimum bid price of $1.00 per share. The Company believes that it is now in compliance with all of the requirements for continued inclusion on NASDAQ.

     The table below sets forth the quarterly high and low closing sales prices for the Class A Common Stock in the period from July 1, 1994 through June 30, 1996 (giving effect to the one-for-three reverse stock split as if it had occurred on July 1, 1994):

                      Fiscal 1995                 Fiscal 1996
    Quarter         High        Low             High        Low
    -------        ------      ------          ------      ------
      1st          $6          $4 7/8          $7 1/2      $6
      2nd          $6          $3 3/8          $6          $1 1/2
      3rd          $7 1/2      $5 1/4          $4 1/2      $2 1/4
      4th          $7 1/2      $5 5/8          $4 1/4      $1 1/2


     The Company has not paid cash dividends in the past and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

     As of September 26, 1996, there were 72 holders of record of the Company's Class A Common Stock and one holder of record of the Company's Class B Common Stock. There is no public trading market for the Class B Common Stock.

ITEM  6. SELECTED FINANCIAL DATA

                                                                     Year Ended June 30,
                                             --------------------------------------------------------------
                                               1992         1993        1994          1995          1996
                                               ----         ----        ----          ----          ----
                                                      (In thousands, except per share data)
Statements of Operations Data:
Net operating revenues                        $33,805       $28,650      $18,052      $19,974      $23,623
Non-capital operating expenses:
  Salaries and employee benefits               16,550        15,905       11,107       12,036       15,189
  Provision for doubtful accounts                 974         3,681        1,099        1,371          584
  Other non-capital operating expenses          7,638         8,639        6,353        5,821        5,986
                                             ---------    ----------    ---------   ----------    ---------
    Total non-capital operating expenses       25,162        28,225       18,559       19,228       21,759
                                             ---------    ----------    ---------   ----------    ---------
Capital expenses:
  Depreciation and amortization                   508           497          479          543          586
  Rent                                          3,096         3,085        2,223        2,351        1,953
  Interest expense (income)                       227         (201)        (193)           26         (114)
                                             ---------    ----------    ---------   ----------    ---------
    Total capital expenses                      3,831         3,381        2,509        2,920        2,425
                                             ---------    ----------    ---------   ----------    ---------
Write-off of intangible assets                     --            --           --        1,030           --
Restructuring charges                              --         1,041          675          310           --
Settlement of litigation                           --            --        1,438           --           --
                                             ---------    ----------    ---------   ----------    ---------
          Total expenses                       28,993        32,647       23,181       23,488       24,184
                                             ---------    ----------    ---------   ----------    ---------
Income (loss) before income taxes               4,812       (3,997)      (5,129)      (3,514)         (561)
Income tax provision (benefit) before
     minority interest                          1,925       (1,244)        (787)         (93)           --
                                             ---------    ----------    ---------   ----------    ---------
Net income (loss) before minority interest     $2,887      ($2,753)     ($4,342)     ($3,421)        ($561)
Minority interest                                 ---           ---           30          108           29
                                             ---------    ----------    ---------   ----------    ---------
Net income (loss)                              $2,887      ($2,753)     ($4,372)     ($3,529)        ($590)
                                             =========    ==========    =========   ==========    =========
Net income (loss) per common share              $1.70       ($1.42)      ($2.26)      ($1.82)       ($0.31)
Weighted average common shares used in per
     common share calculation                   1,700         1,943        1,939        1,937        1,930



                                                                        At June 30,
                                             --------------------------------------------------------------
                                               1992         1993          1994         1995         1996
                                               ----         ----          ----         ----         ----
                                                                     (In thousands)
Balance Sheet Data:
Working capital                              $19,825       $16,451      $11,889       $7,711       $6,519
Total assets                                  24,561        23,058       18,587       16,304       14,840
Long-term liabilities and capital lease
     obligations                                  96           129          550        1,074          658
Stockholders' equity                          21,444        18,721       14,249       10,677       10,086


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS AND RESULTS OF OPERATIONS

                            TRENDS AND RECENT EVENTS

Loss History; Liquidity Risks

     The Company has incurred significant losses in each of the last four fiscal years. The Company's future profitability is dependent on a variety of factors, including without limitation, increased patient census, a reduction in expenses as a percentage of total operating revenues and the successful integration and management of the outpatient rehabilitation clinics and home health agencies. There can be no assurance as to the Company's future profitability.

     The Company's recent operating losses and the funding of initial working capital for its recently acquired Colorado outpatient clinics and home health agencies have substantially reduced its available working capital. The Company's working capital has fallen from $7,711,000 at June 30, 1995 to $6,519,000 on June 30, 1996. In fiscal 1996, the Company's operating activities used cash of $2,001,000. This amount includes $728,000 withheld at June 30, 1996, by the Company's intermediary on the basis of amounts due by the previous owner of the Colorado home health agencies for final settlement of the 1992 through 1995 home health agencies' cost reports. In addition, cash used for operating activities includes $1,447,000 of working capital funding for its recently acquired Colorado operations. While the Company believes that its working capital will be sufficient to sustain the Company's needs for the next twelve months, the Company's ability to continue to fund its operations thereafter is dependent on the Company achieving profitability and positive cash flows from operating activities. The Company has a $1,000,000 bank line-of-credit which would require a $500,000 bank deposit if drawn. Otherwise, the Company currently does not have access to additional capital. There can be no assurance that in the future the Company will not experience a shortage of available cash necessary to operate its business.

Consideration of Strategic Alternatives

     As a result of the Company's continued losses, the Board of Directors is in the process of evaluating the Company's strategic direction and alternatives. The alternatives under consideration by the Board include, among other things, a merger or other business combination transaction or sales of assets. There can be no assurance that any such alternatives will be available on favorable terms, if at all.

     Harvey Wm. Glasser, M.D., the Company's majority stockholder, has indicated his view that the Company's business should not necessarily be limited to medical rehabilitation or the healthcare field generally and that, if presented with an appropriate opportunity, the Company should consider investing proceeds from any asset sales in non-healthcare businesses. As a result, the nature of the Company's business could change significantly. Dr. Glasser holds a majority of the combined voting power of the Company's two classes of common stock and accordingly has the ability to effect a change in management or to cause or prevent a significant corporate transaction.

Colorado Outpatient Clinics and Home Health Agency Acquisition

     On June 30, 1995, the Company acquired eleven outpatient rehabilitation clinics in Colorado, three outpatient rehabilitation clinics in Alaska and home health agencies with operations in Colorado, New Mexico and Kansas. The Company paid $133,000 and incurred liabilities of $572,000 in connection with the purchase. The Company also agreed to make additional payments based on the earnings performance of the outpatient rehabilitation clinics and the home health agencies. Based on results for the year ended June 30, 1996, no cash payment is required for the twelve months ending June 30, 1996. The additional cash payments would total $825,000 if the operations collectively achieve the target earnings thresholds for the twelve months ending June 30, 1997 through 1999.

     In addition, in connection with the acquisition, the Company agreed to deposit $500,000 to secure a $900,000 bank loan to the previous owner of the acquired businesses. The Company is over seeing the repayment of the loan through the collection of accounts receivable which are being collected on behalf of the previous owner. At the time of the acquisition, the Company anticipated that the loan would be repaid based on the accounts receivable balance then outstanding. The loan balance on June 30, 1996 was $251,000. The Company did not acquire accounts receivable in connection with the acquisition and has funded approximately $1,447,000 of working capital for the acquired operations since the date of acquisition.

     In October 1995, the Company was notified by its intermediary that its Medicare payments for the recently acquired home health agencies were being withheld to offset amounts due by the previous owner for final settlement of the home health agencies' cost reports for the years 1992 through 1995. During the twelve months ending June 30, 1996, the intermediary withheld $728,000 related to these settlements. This amount is included in other receivables on the Company's balance sheet. The Company and the previous owner have submitted appeals to these settlements and are currently awaiting a response from the intermediary. In the event that the appeals of the prior owner and the Company are unsuccessful, the Company intends to offset the amounts withheld against any additional amounts due to the previous owner under the acquisition agreements. The intermediary resumed making payments to the Company for current charges in January 1996.

     On January 1, 1996, the Company acquired the assets of two outpatient rehabilitation clinics in Pueblo and Colorado City, Colorado. In connection with the acquisition, the Company paid $32,500 and became obligated to pay an additional $32,500. Additionally, the Company assumed liabilities of $75,000. The net revenues for the acquired operations for the six month period ending June 30, 1996 were $180,000.

     On April 1, 1996, the Company acquired the assets of a contract therapy business with operations in Pueblo and Colorado Springs, Colorado. The business provides therapy staffing to hospitals, nursing homes and home health agencies. In connection with the acquisition, the Company paid $10,000 and assumed liabilities for leasehold improvements of $62,000.

Florida Outpatient Clinics Acquisition

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

     Subsequent to June 30, 1996, the Company paid $123,000 based on the earnings performance of certain clinics and $20,000 in interest on deferred acquisition payments. At June 30, 1996, the Company's remaining liability resulting from the purchase was $510,000, plus additional payments based on the earnings performance of certain clinics. Such payments would total $135,000 if the earnings of such clinics for the twelve months ending March 31, 1997 are equal to the earnings of such clinics for the base year, the twelve months ended December 31, 1993.

     On October 1, 1994, the Company acquired the minority interest in two of the outpatient clinics referred to above. In connection with such acquisition, the Company paid $600,000 and is obligated to pay an additional $150,000 by September 30, 1996.

     On February 1, 1995, the Company acquired an outpatient clinic in Palm Coast, Florida. At June 30, 1996, the Company had paid $138,000 of the purchase price and was obligated to pay an additional $122,000 in equal monthly installments of $3,300 through February 2000.

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

     The Company opened two outpatient rehabilitation clinics during the second quarter of fiscal 1996. The clinics are located in St. Augustine and Daytona Beach, Florida. The Company also acquired the assets of an outpatient rehabilitation clinic in Ormond Beach, Florida in June 1996.

Closure of Facilities

     Closure of Psychiatric Partial Hospitalization Program

     During fiscal year 1995, the Company internally developed, through its wholly owned subsidiary, Medbrook of Indiana, a psychiatric partial hospitalization program which provided psychiatric services in long-term care facilities. In June 1995, the Company decided to close the psychiatric partial hospitalization program and the program was closed on September 22, 1995. The Company's decision to close the program was based on difficulties in growing the business and potential Medicare reimbursement issues. As of June 30, 1995, the Company recorded a restructuring charge of $310,000 related to the closure of the program. At June 30, 1996, the remaining liability for expected future costs related to the closure was $104,000.

     Closure of Arlington, Texas Post-Acute Facility

     In June 1994, the Company decided to close its post-acute facility in Arlington, Texas, and the facility was closed on September 30, 1994. The Arlington facility had experienced increased competition and significant operating losses and the Company was not optimistic about its long-term prospects for profitability. The Company recorded a charge of $350,000 during fiscal 1994 related to the closure of the facility.

     Closure of San Jose, California Subacute Facility

     During the first quarter of fiscal year 1994, the Company closed its subacute program in San Jose, California. On December 27, 1994, the Company sold its lease for the San Jose facility to an investment partnership. The investment partnership's rent obligation commenced on February 15, 1995. This partnership in turn subleases the facility to a third party. The Company remains obligated to make lease payments in the event that the investment partnership defaults on its obligations under the lease. Because the investment partnership has made substantial improvements to the facility, the Company does not anticipate such a default.

Healthcare Reform

     President Clinton and others have expressed an intention to continue their efforts to reform the nation's healthcare system. The principal goal of many of the proposals are to reduce the rate of increase in national healthcare expenditures, particularly by cutting the rate of increase in Medicare spending. The ability of healthcare providers such as the Company to compete successfully in such an environment may depend on its ability to obtain contracts with managed care plans. In addition to the national reform proposals, there is proposed legislation in numerous states. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible, at this time, to estimate the impact of potential legislation on the Company, which may be material.

                              RESULTS OF OPERATIONS

     The following table sets forth the relationship, as a percentage of net operating revenues, of certain items included in the Company's consolidated statements of operations for the periods indicated:


                                                      Year ended June 30,
                                               ---------------------------------
   Statements of Operations Data:              1994           1995          1996
                                               ----           ----          ----

   Net operating revenues                      100.0%        100.0%      100.0%

   Non-capital operating expenses:
      Salaries and employee benefits            61.5          60.3        64.3
      Provision for doubtful accounts            6.1           6.9         2.5
      Other non-capital operating expenses      35.2          29.1        25.3
                                              -------       -------      ------
        Total non-capital operating expenses   102.8          96.3        92.1
                                              -------       -------      ------

   Capital expenses:
      Depreciation and amortization              2.7           2.7         2.5
      Rent                                      12.3          11.8         8.3
      Interest (income) expense                 (1.1)          0.1        (0.5)
                                              -------       -------      ------
         Total capital expenses                 13.9          14.6        10.3
                                              -------       -------      ------
   Write-off of intangible assets                 --           5.2          --
   Restructuring charges                         3.7           1.6          --
   Settlement of litigation                      8.0            --          --
                                              -------       -------      ------
         Total expenses                        128.4         117.7       102.4
                                              -------       -------      ------
   Income (loss) before income taxes           (28.4)        (17.7)       (2.4)
   Income tax provision (benefit) before
   minority interest                            (4.4)        ( 0.5)         --
                                              -------       -------      ------
   Net (loss) before minority interest         (24.0)        (17.2)       (2.4)
   Minority interest                             0.2           0.5         0.1
                                              -------       -------      ------
   Net (loss)                                  (24.2)%       (17.7)%      (2.5)%
                                              =======       =======      ======


Year ended June 30, 1996 Compared to the Year ended June 30, 1995

     The Company's net operating revenues increased 18% to $23,623,000 for the year ended June 30, 1996, as compared to $19,974,000 in the prior fiscal year. The increase was due primarily to net revenue of $7,127,000 generated by the Colorado outpatient clinics and home health agency during fiscal 1996, and to favorable prior year cost report settlements of $603,000 recorded in the second quarter of fiscal 1996, related to its former San Jose, California facility and its Gardner, Kansas facility. The comparability of fiscal 1996 and 1995 net operating revenues was affected by the closure of the Company's psychiatric partial hospitalization program during the first quarter of fiscal 1996 and the conversion in June 1995, of the Company's Georgia subacute facility from a leased unit to a management arrangement, under which the Company's revenue consists primarily of management fees. Fiscal 1996 net operating revenues also reflect decreased utilization of the Company's core facilities (i.e. acute, subacute and post-acute rehabilitation units in Georgia, Illinois and Kansas) during fiscal 1996. Excluding the Company's Arlington, Texas post-acute facility which was closed in 1995, the number of patient days in the Company's core business decreased 7% to 27,014 for the fiscal year ended June 30, 1996, from 28,944 for fiscal 1995.

     In the Company's core business, revenue per patient day decreased 7% to $526 for the year ended June 30, 1996, as compared to $567 for the prior fiscal year. Fiscal 1996 amounts do not include revenue per patient day at the Georgia subacute facility, which has been operated by the Company under a management agreement since June 5, 1995. This decrease is largely due to an increase in the percentage of Medicare patients served at the Company's Gardner, Kansas facility.

     Total non-capital operating expenses for the year ended June 30, 1996 increased 13% to $21,758,000 from $19,228,000 during the prior fiscal year. This increase primarily resulted from the acquisition of the Colorado outpatient clinics and home health agencies. Salaries and employee benefits continue to be the primary component of the Company's non-capital operating expenses. Salaries and employee benefits increased 26% to $15,189,000 for the year ended June 30, 1996, as compared to $12,036,000 for the same period in the prior fiscal year. This increase is largely due to the inclusion of salaries and employee benefits for the Colorado outpatient clinics and home health agencies. Salaries and employee benefits as a percentage of net operating revenues increased to 64% for the year ended June 30, 1996, as compared to 60% in the prior fiscal year.

     The Company's other non-capital operating expenses primarily consists of professional fees, purchased services and other operating expenses. For the year ended June 30, 1996 other non-capital expenses increased 3% to $5,986,000, as compared to $5,821,000 for the same period in the prior fiscal year. The increase is primarily due to the inclusion of other non-capital operating expenses for the Colorado outpatient clinics and home health agencies. The provision for doubtful accounts decreased 57% to $584,000 for the year ended June 30, 1996, from $1,371,000 for the prior fiscal year. The provision for doubtful accounts as a percentage of net operating revenues was 2.5% for the year ended June 30, 1996, as compared to 6.9% for the prior fiscal year. The reduction in the provision is due to lower provision rates for the Company's outpatient clinics and home health business lines. In addition, the provision for doubtful accounts for the year ended June 30, 1995 includes a charge of $700,000 for the write-off of two litigation receivables in which the patients were unsuccessful in their third party litigation.

     Total capital expenses decreased 17% for the year ended June 30, 1996 to $2,425,000, as compared to $2,920,000 for the prior fiscal year. Rent expense decreased 17% to $1,953,000 for the year ended June 30, 1996, as compared to $2,351,000 for the prior fiscal year. The decrease in rent expense is primarily due to lower rents paid under leases requiring payments on the basis of net revenue and patient volume at certain facilities, as well as the conversion of the Company's subacute facility in Georgia to a management contract in June 1995. The Company pays no rent under this management contract. The decreases were partially offset by rents paid during fiscal 1996 for its Colorado outpatient clinics and home health agencies.

     Net interest income for the year ended June 30, 1996 was $114,000 as compared to net interest expense of $26,000 for the prior fiscal year. This increase is due to higher interest earnings during the fiscal 1996 period, as well as less interest expense on acquisition payments during fiscal 1996.

     The Company reported a net loss for the year ended June 30, 1996 of $590,000 as compared to a net loss of $3,529,000 for the prior fiscal year. The Company's effective tax rate for fiscal 1995 was a benefit of 3%. The Company did not record a benefit for the year ended June 30, 1996 because carrybacks of current losses against previous taxable earnings are no longer available.

Year ended June 30, 1995 Compared to the Year ended June 30, 1994

     The Company's net operating revenues increased 11% to $19,974,000 for the fiscal year ended June 30, 1995, as compared to $18,052,000 in fiscal 1994. Fiscal 1995 net operating revenues benefited from a full year of operations at the Florida outpatient clinics acquired in April 1994, and the revenues generated by the Company's psychiatric partial hospitalization program, which opened in May 1994. The nine outpatient clinics and the partial psychiatric hospitalization program contributed net operating revenue of $2,161,000 and $1,068,000, respectively, for the fiscal year ended June 30, 1995. Fiscal 1995 net operating revenues were adversely effected by the closure of the Arlington, Texas facility in the first quarter of fiscal 1995. The facility had net operating revenues of $1,091,000 in fiscal 1994, as compared to $306,000 in fiscal 1995.

     Revenue per patient day in the Company's traditional business decreased 2% to $567 for the fiscal year ended June 30, 1995, as compared to $577 in the prior fiscal year. Revenue per patient day was adversely effected by changes in service mix and competitive pressures to reduce healthcare costs, which resulted in lower per diem rates. Total patient days in the Company's core facilities (excluding closed facilities) increased 2% from 28,267 in fiscal 1994 to 28,944 in fiscal 1995.

     Total non-capital operating expenses for the fiscal year ended June 30, 1995 increased to $19,228,000 from $18,559,000 in the prior year, reflecting an increase of approximately 4%. Salaries and employee benefits were the primary component of the Company's non-capital operating expenses. Salaries and employee benefits increased 8% to $12,036,000 for the fiscal year ending June 30, 1995, as compared to $11,107,000 for fiscal 1994. The increase in salaries and employee benefits resulted from expenses incurred at the outpatient clinics in Florida and the partial psychiatric hospitalization program. This increase was partially offset by the closure of the Arlington, Texas facility in the first quarter of fiscal 1995.

     The Company's other non-capital operating expenses for the fiscal year ended June 30, 1995, decreased 8% from $6,353,000 in fiscal 1994 to $5,821,000 in fiscal 1995. The Company's provision for doubtful accounts increased 25% to $1,371,000 for the year ended June 30, 1995, from $1,099,000 for fiscal 1994.
The increase was due to a $700,000 write-off of two litigation receivables during the fourth quarter in which the patients were unsuccessful in their third party litigation. The provision for doubtful accounts as a percentage of revenues was 7% for the fiscal year ended June 30, 1995, as compared to 6% for fiscal 1994. The Company also experienced a 19% decrease in purchased services from $3,724,000 in fiscal 1994 to $3,023,000 in fiscal 1995. This decrease reflects a reduction in registry and temporary labor in the Company's core facilities.

     Total capital expenses increased 16% during the fiscal year ended June 30, 1995, to $2,920,000, as compared to $2,509,000 during the prior fiscal year. Rent expense increased 6% to $2,351,000 for the fiscal year ended June 30, 1995, as compared to $2,223,000 for the prior fiscal year. The increase in rent expense resulted from rents paid at the Florida outpatient clinics and the partial psychiatric hospitalization program. These increases were partially offset by lower rents paid for certain facilities where the payment is variable based on net revenue and patient volume.

     In fiscal 1995, the Company recorded a charge of $1,030,000 to write-off intangible assets recorded as part of its fiscal 1994 Florida outpatient clinic acquisition. See "Trends and Recent Events". In addition, the Company recorded a restructuring charge of $310,000 related to the closure of its psychiatric partial hospitalization program. See "Trends and Recent Events".

     During fiscal 1994, the Company recorded a charge of $1,438,000 classified as non-operating expenses for the settlement of the Company's shareholder litigation.

     During fiscal 1994, the Company recorded additional restructuring charges of $325,000 related to the closure of its San Jose, California facility. Such charges include additional rent during the subtenant's construction period and the write-off of idle equipment. In addition, the Company recorded a restructuring charge of $350,000 related to the closure of its Arlington, Texas facility. See "Trends and Recent Events".

     For fiscal 1995, the Company incurred net interest expense of $26,000, as compared to net interest income of $193,000 for fiscal 1994. Included in the net interest expense amount is $132,000 of interest on unpaid principal related to its fiscal 1994 Florida acquisition. See "Trends and Recent Events".

                  The Company sustained an after-tax loss for the fiscal year ended June 30, 1995 of $3,529,000, as compared to a loss of $4,372,000 for the fiscal year ended June 30, 1994. The Company's effective tax rate decreased from a benefit of 15% for the fiscal year ended June 30, 1994 to a benefit of 3% for the fiscal year ended June 30, 1995. The tax benefits in fiscal years 1994 and 1995 were limited by the lack of availability of loss carrybacks in certain states where the Company files tax returns, as well as limited taxable earnings in the past to which losses may be applied.

Unaudited Quarterly Results

     Set forth below is certain summary information with respect to the Company's operations for the last eight fiscal quarters


                                            Fiscal 1995                               Fiscal 1996
                                -------------------------------------    -------------------------------------
                                  1st      2nd        3rd       4th           1st       2nd      3rd      4th
                                Quarter  Quarter    Quarter   Quarter       Quarter   Quarter  Quarter  Quarter
Statements of Operations Data:                      (In thousands, except per share data)
Net operating revenues           $5,405   $5,405    $5,155    $4,009        $5,579    $6,095   $6,321  $5,628
Income (loss) before income
taxes and minority interest         130       43      (319)   (3,368)         (563)      105       51    (154)
Net income (loss)                    29       17      (235)   (3,340)         (585)       88       34    (127)
Earnings (loss) per share         $0.01    $0.01    ($0.12)   ($1.72)       ($0.30)    $0.05    $0.02  ($0.07)
Average shares outstanding        1,936    1,936     1,937     1,937         1,931     1,930    1,930   1,930


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had working capital of $6,519,000, compared to working capital of $7,711,000 at June 30, 1995. The Company had cash and cash equivalents of $3,439,000 at June 30, 1996, as compared to $6,307,000 at June 30, 1995. At June 30, 1995, the Company had deposited $500,000 to secure a bank loan of $900,000 as part of its Colorado outpatient clinic and home health agencies acquisition. At June 30, 1996, $311,000 of the amount deposited is classified as restricted cash securing the loan balance of $251,000, as well as security for the Company's outstanding balance on its line-of-credit. See "Trends and Recent Events". The Company is administering the repayment of the loan through the collection of receivables which are being collected on behalf of the previous owner.

     During the fiscal year ended June 30, 1996, the Company's operating activities used $2,001,000 of available cash resources, as compared to cash provided for operating activities of $4,075,000 during the same period in the prior fiscal year. The cash used for operating activities during the year ended June 30, 1996 primarily reflects funding of working capital for the Company's Colorado outpatient clinics and home health agencies and amounts necessary to fund the Company's net operating losses. In addition, this amount includes amounts withheld by the Company's intermediary on the basis of amounts due by the previous owner of the Colorado home health agency for final settlement of the 1992 through 1995 home health agencies' cost reports. Cash provided from operating activities for the year ended June 30, 1995 included a federal tax refund of $1,908,000. Cash used for investment activities during the year ended June 30, 1996 was $1,013,000, as compared to cash used for investment activities of $1,581,000 during the prior fiscal year.

     Net patient accounts receivable, which excludes amounts due from intermediaries, was $4,739,000 at June 30, 1996, as compared to $4,064,000 at June 30, 1995. At June 30, 1996, the Company had an allowance for doubtful accounts of $1,445,000, as compared to $2,001,000 at June 30, 1995. The number of average days of revenue outstanding, excluding the revenues and receivables related to litigation patients, was 65 days at June 30, 1996, as compared to 63 days at June 30, 1995.

     It has been the Company's practice to admit selected patients who are seeking monetary recovery in pending litigation with third parties. These patients are directly obligated to pay the Company for services rendered, although the timing of collection is determined by the settlement of their litigation and is beyond the control of the Company. For this reason, liens are generally placed against pending insurance settlements. Prior to admitting such patients, the Company and its counsel evaluate the merits of the patient's case, the anticipated cost of services to be provided and the likelihood of the patient's successful recovery of damages in litigation. Once the patient is admitted, the Company and its counsel monitor the status of the litigation. There can be no assurance, however, that the Company will ultimately be reimbursed for all the services it provides to such patients. At June 30, 1996, accounts receivable related to these litigation patients totaled $444,000, as compared to $642,000 at June 30, 1995. These litigation patient receivables accounted for an additional 19 and 30 average days revenue outstanding at June 30, 1996 and June 30, 1995, respectively.

     The Company's amount due from Medicare intermediaries of $332,000 at June 30, 1996 includes amounts the Company anticipates to receive on cost report settlements for its Colorado home health agencies acquired on June 30, 1995. Such amount also includes amounts the Company expects to receive upon regulatory approval of the Company's annual application for an exception from the routine cost limitation ("RCL") under the Medicare program for fiscal years 1992 through 1996 for its Gardner, Kansas facility. Medicare reimbursement is generally based upon reasonable direct and indirect allowable costs incurred in providing services. At the Company's inpatient facilities these costs are subject to the RCL. An exception from the RCL has been sought and granted for fiscal years 1990 through 1994 for the Company's former San Jose, California facility. Requests have been submitted for fiscal years 1992 through 1995 for the Gardner, Kansas facility. The Company intends to file such request for its Kansas facility for fiscal 1996. The requests are based upon atypical costs incurred at the Kansas facility in the treatment of patients who receive substantially more intensive services than those generally received in SNFs. There can be no assurance that the Company will collect in full the amounts it has requested or intends to request, nor can there be any assurance as to the timing of any such collection. An initial three year "exemption" from the RCL expired in June 1989, at the San Jose, California facility and in June, 1990, at the Gardner, Kansas facility.

     The Company has no current material commitments for capital expenditures, except for those in connection with the Company's acquisitions as described under "Trends and Recent Events" above. The Company also expects to make routine capital improvements to its facilities in the normal course of business.

     The Company intends to use a portion of its cash balance to finance internal development of its outpatient rehabilitation and home health business lines. The Company will also expand its existing facilities and programs when such expansion meets the Company's investment criteria. The Company has a line-of-credit of $1,000,000 from a bank. Any draws on the line-of-credit would be secured by a cash deposit. At June 30, 1996, the Company had $60,000 outstanding under the line-of-credit. The Company will need to obtain access to additional capital, through bank loans or otherwise, in order to fund any significant acquisition opportunities. The Company believes that its existing cash, credit line and cash flows from operations, will be sufficient to satisfy the Company's estimated operating cash requirements for its existing facilities for the next twelve months.

     Inflation in recent years has not had a significant effect on the Company's business and is not expected to adversely effect the Company in the future unless the current rate of inflation increases significantly.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements, Financial Statement Schedules and Report of Independent Public Accountants attached to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of the Registrant is incorporated by reference from the information under the caption "Election of Directors" in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders. Information with respect to certain executive officers of the Registrant is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant". Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from information under the caption "Executive Compensation" in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information under the caption "Stock Ownership of Directors and Executive Officers" in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information under the caption "Certain Transactions" in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                                                                  Reference Page
                                                           Attached Consolidated
                                                            Financial Statements

(a)   1.   Consolidated financial statements:

           Report of Independent Public Accountants........................  2

           Consolidated Balance Sheets at June 30, 1995 and 1996..........   3

           Consolidated Statements of Operations for the Years
                   Ended June 30, 1994, 1995 and 1996.....................   4

           Consolidated Statements of Stockholders' Equity for the
                   Years Ended June 30, 1994, 1995 and 1996...............   5

           Consolidated Statements of Cash Flows for the Years
                   Ended June 30, 1994, 1995 and 1996.....................   6

           Notes to Consolidated Financial Statements.....................   7

      2.   Financial statement schedules for the years ended June 30,
                   1994, 1995 and 1996:

           II      -   Valuation and Qualifying Accounts..................   18

      3.   Exhibits:

               3.1 Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 To the Company's registration statement on form S-1 (commission file no. 33-44197) (The "registration statement") and incorporated herein by reference.

               3.2    Certificate  of  Amendment  of  Restated   Certificate  of
                      Incorporation.

               3.3    Amended  and  Restated  By-Laws of the  Company,  filed as
                      Exhibit 3.2 to the Registration Statement and incorporated herein by reference.

               10.1   1994 Stock  Incentive Plan of the Company filed as Exhibit
                      10.1 to the Company's Annual Report or Form 10-K for the fiscal year ended June 30, 1995 (the "1995 10-K") and incorporated herein by reference.

               10.2 Lease, dated September 1, 1987, between Harvey Wm. Glasser and Meadowbrook Neurocare-Kansas City, Inc., addenda dated May 1, 1988 and April 1, 1989 and amendment (with lease guaranty by the Company) dated July 1, 1991, filed as
                      Exhibit 10.1 to the Registration Statement and incorporated herein by reference.

               10.3 Lease, dated July 1, 1989, between Harvey Wm. Glasser and Meadowbrook Neurocare-Kansas City, Inc. and amendment (with lease guaranty by the Company) dated July 1, 1991, filed as Exhibit 10.5 to the Registration Statement and incorporated herein by reference.

               10.4 Amendment To Lease, dated January 1, 1992, between Harvey Wm. Glasser and Meadowbrook Neurocare-Kansas City, Inc., filed as Exhibit 10.15 to the Registration Statement and incorporated herein by reference.

               10.5 Fourth Amendment To Lease, dated January 1, 1992, between Harvey Wm. Glasser and Meadowbrook Neurocare-Kansas City, Inc., filed as Exhibit 10.11 to the Registration Statement and incorporated herein by reference.

               10.6 Stock Purchase Agreements, dated as of April 30, 1994, by and among Medbrook Corp. and the named shareholders of each of Southpark Rehabilitation, Inc., Megsis, Inc., The Last Stand, Inc., Soleil, Inc., Menage A Trois, Inc., 1st Coast Physical Therapy, Inc., and Southpark Physical Therapy, Inc., filed as Exhibit 2.1 to the Company's current report on Form 8-K dated May 11, 1994 and incorporated herein by reference.

               10.7 Earnout Agreement, dated as of April 30, 1994, by and among MedBrook Corp, Lynne W. Powell and Mark W. Adukiewicz, filed as Exhibit 2.2 to the Company's current report on Form 8-K dated May 11, 1994 and incorporated herein by reference.

               10.8 Earnout Agreement, dated as of April 30, 1994, by and among MedBrook Corp., Lynne W. Powell and Elizabeth A. Norton, filed as Exhibit 2.3 to the Company's current report on Form 8-K dated May 11, 1994 and incorporated herein by reference.

               10.9 Amended and Restated Earnout Agreement, dated June 26, 1995, by and among Medbrook Corp., Lynne Powell, Mark Adukiewicz, James Powell and Beth Norton, filed as Exhibit
                      10.10  to  the  1995  10-K  and  incorporated   herein  by
                      reference.

               10.10 Lease Agreement, dated December 28, 1994, by and among Meadowbrook Hospital, Inc. and Dr. Harvey Wm. Glasser, filed as Exhibit 10.11 to the 1995 10-K and incorporated herein by reference.

               10.11 Management Agreement dated June 1, 1995, by and among Meadowbrook Rehabilitation Group of Georgia, Inc. and Parkway Medical Center, filed as Exhibit 10.12 to the 1995 10-K and incorporated herein by reference.

               10.12 Amendment to lease, dated December 28, 1994, by and among Meadowbrook Hospital, Inc., North Lake Investors, LLC and Dr. Harvey Wm. Glasser, filed as Exhibit 10.13 to the 1995 10-K and incorporated herein by reference.

               10.13 Agreement for Sale of Lease, dated December 28, 1994, by and among Meadowbrook Hospital, Inc. and North Lake
                      Investors, LLC, filed as Exhibit 10.14 to the 1995 10-K and incorporated herein by reference.

               10.14 Lease Agreement dated December 31, 1994, by and among Dr. Harvey Wm. Glasser and Meadowbrook Hospital, Inc. and Meadowbrook Rehabilitation Group, Inc., filed as Exhibit
                      10.16  to  the  1995  10-K  and  incorporated   herein  by
                      reference.

               21.1   Subsidiaries of the Company.

               23.1 Consent of Arthur Andersen LLP (see Page 31 of this Form 10-K).

               24.1   Power of Attorney (see Page 30 of this Form 10-K).

               27.1   Financial Data Schedule.

    (b)        Reports on Form 8-K:

               None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:    September 26, 1996        MEADOWBROOK REHABILITATION GROUP,
                                   INC.

                                   By  HARVEY WM. GLASSER, M.D.
                                       ---------------------------
                                       Harvey Wm. Glasser, M.D.
                                       Chief Executive Officer and
                                       President

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints HARVEY WM. GLASSER, M.D. his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                    Title                         Date
         ---------                    -----                         ----
HARVEY WM. GLASSER, M.D.      Chief Executive Officer,        September 26, 1996
- - ------------------------      President   and  Treasurer
Harvey Wm. Glasser, M.D.      (Principal Executive Officer)


JAMES F. MURPHY               Vice President and              September 26, 1996
- - ------------------------      Chief Financial Officer
James F. Murphy               (Principal Accounting Officer
                              and Principal Financial Officer)

KENNETH BARBER                Director                        September 26, 1996
- - ------------------------
Kenneth Barber

ROBERT RUSH                   Director                        September 26, 1996
- - ------------------------
Robert Rush

EDWARD STOLMAN                Director                        September 26, 1996
- - ------------------------
Edward Stolman

                     MEADOWBROOK REHABILITATION GROUP, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 1995 AND 1996
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Meadowbrook Rehabilitation Group, Inc.:

We have audited the accompanying consolidated balance sheets of Meadowbrook Rehabilitation Group, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meadowbrook Rehabilitation Group, Inc. and subsidiaries as of June 30, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                             ARTHUR ANDERSEN LLP
San Francisco, California
September 10, 1996


                     MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS - JUNE 30, 1995 AND 1996


                                              ASSETS

                                                                         1995            1996
                                                                    -------------    -----------
   CURRENT ASSETS
      Cash and cash equivalents                                       $6,307,307      $3,439,440
      Restricted cash                                                    500,000         311,000
      Patient accounts receivable, less
          allowance for doubtful accounts of
          $2,001,000 and $1,445,000 respectively                       4,063,945       4,738,957
      Due from intermediaries                                            614,003         331,918
      Income tax refund receivable                                       170,000         140,362
      Other receivables                                                  264,482       1,264,444
      Prepaid expenses and other assets                                  285,463         376,898
                                                                     ------------    ------------
                      Total current assets                            12,205,200      10,603,019
                                                                     ------------    ------------
   PROPERTY AND EQUIPMENT, at cost:
      Land and building                                                  683,770         683,770
      Furniture and equipment                                          2,683,870       2,993,965
      Leasehold improvements                                             587,213         783,614
                                                                     ------------    ------------
                                                                       3,954,853       4,461,349
      Less accumulated depreciation                                   (1,636,309)     (2,095,193)
                                                                     ------------    ------------
           Net property and equipment                                  2,318,544       2,366,156
                                                                     ------------    ------------
   OTHER ASSETS
      Goodwill and intangible assets                                   1,780,679       1,870,555
                                                                     ------------    ------------
                      Total assets                                   $16,304,423     $14,839,730
                                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
      Short-term borrowings and current maturities of notes payable     $725,229        $657,724
      Current maturities of capital lease obligations                     18,601          32,803
      Accounts payable                                                 1,213,083       1,226,053
      Accrued payroll and employee benefits                              905,196       1,101,168
      Other accrued liabilities                                        1,632,579       1,065,820
                                                                     ------------    ------------
                     Total current liabilities                         4,494,688       4,083,568
                                                                     ------------    ------------
   LONG-TERM LIABILITIES
      Capital lease obligations                                           --              21,815
      Notes payable and other long-term liabilities                    1,074,230         636,255
                                                                     ------------    ------------
                    Total long-term liabilities                        1,074,230         658,070
                                                                     ------------    ------------
                    Total liabilities                                  5,568,918       4,741,638
                                                                     ------------    ------------
   MINORITY INTEREST IN EQUITY OF
      CONSOLIDATED SUBSIDIARIES                                           58,774          11,665
                                                                     ------------    ------------

   STOCKHOLDERS' EQUITY
     Common stock, $.01 par value -
         Class A; 15,000,000 shares authorized;
             1,157,662 and 1,157,244 shares issued and
            outstanding at June 30, 1995 and 1996 respectively            11,577          11,572
         Class B; 5,000,000 shares authorized;
             773,000 shares issued and outstanding
             at June 30, 1995 and 1996                                     7,730           7,730
     Paid-in-capital                                                  17,908,117      17,908,122
     Retained deficit                                                 (7,250,693)     (7,840,997)
                                                                     ------------    ------------
                    Total stockholders' equity                        10,676,731      10,086,427
                                                                     ------------    ------------
                    Total liabilities and stockholders' equity        16,304,423     $14,839,730
                                                                     ============    ============



     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.




                        MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                           FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996

                                                              1994             1995               1996
                                                          ------------     ------------      ------------
     NET OPERATING REVENUES                               $18,051,614      $19,973,613       $23,622,560

     OPERATING EXPENSES:
           Salaries and employee benefits                  11,106,803       12,036,473        15,189,173
           Professional fees and purchased services         3,724,439        3,023,225         2,509,166
           Provision for doubtful accounts                  1,098,744        1,371,151           583,661
           Other operating expenses                         2,628,991        2,797,809         3,476,400
           Depreciation and amortization                      478,745          542,890           586,180
           Rent -
             To unrelated parties                           1,538,738        1,764,617         1,540,634
             To related parties                               683,915          586,518           412,468
           Restructuring charges                              675,000          310,000               -
                                                          ------------     ------------      ------------
                Total operating expenses                   21,935,375       22,432,683        24,297,682
                                                          ------------     ------------      ------------
                Loss from operations                       (3,883,761)      (2,459,070)         (675,122)
                                                          ------------     ------------      ------------
     OTHER (INCOME) EXPENSE:
           Interest (income) expense, net                    (192,700)          25,536          (113,834)
           Write-off of intangible assets                         -          1,029,767              -
           Settlement of litigation                         1,437,500              -                -
                                                          ------------     ------------      ------------
                Total other (income) expense                1,244,800        1,055,303          (113,834)
                                                          ------------     ------------      ------------
                Loss before income taxes                   (5,128,561)      (3,514,373)         (561,288)
     INCOME TAX BENEFIT                                      (787,313)         (92,890)              -
                                                          ------------     ------------      ------------
                Loss before minority interest              (4,341,248)      (3,421,483)         (561,288)

     MINORITY INTEREST IN EARNINGS OF
      CONSOLIDATED SUBSIDIARIES                                30,267          107,642            29,016
                                                          ------------     ------------      ------------
                Net loss                                  ($4,371,515)     ($3,529,125)        ($590,304)
                                                          ============     ============      ============
     NET LOSS PER COMMON SHARE                                 ($2.26)          ($1.82)           ($0.31)
                                                          ============     ============      ============
     WEIGHTED AVERAGE COMMON AND COMMON
       EQUIVALENT SHARES OUTSTANDING                        1,938,551        1,936,703         1,930,349
                                                          ============     ============      ============



     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.


                                       MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996




                                            Class A                  Class B
                                   ----------------------     -------------------
                                                                                                        Retained          Total
                                      Shares       Amount       Shares    Amount        Paid-in         Earnings      Stockholders'
                                                                                        Capital        (Deficit)         Equity
                                   ----------------------     -------------------    ------------     ------------    ------------
   BALANCE, JUNE 30, 1993          1,025,078     $10,250       925,000    $9,250     $18,051,306        $649,947      $18,720,753

    Common stock issuance upon
        option exercise                3,375          34          -          -             1,839            -               1,873
    Repurchase of shares             (17,708)       (177)         -          -          (102,327)           -            (102,504)
    Conversion of Class B to
        Class A                      152,000       1,520      (152,000)   (1,520)           -               -                -
    Net loss                             -           -            -          -              -         (4,371,515)      (4,371,515)
                                 ------------------------     -------------------    ------------     ------------    ------------
   BALANCE, JUNE 30, 1994          1,162,745      11,627       773,000     7,730      17,950,818      (3,721,568)      14,248,607

    Common stock issuance upon
        option exercise                2,250          23          -          -             1,226            -               1,249
    Repurchase of shares              (7,333)        (73)         -          -           (43,927)           -             (44,000)
    Net loss                             -            -           -          -              -         (3,529,125)      (3,529,125)
                                 ------------------------      ------------------    ------------     ------------    ------------
   BALANCE, JUNE 30, 1995          1,157,662      11,577        773,000    7,730      17,908,117      (7,250,693)      10,676,731

         Cancellation of shares         (418)         (5)          -         -                 5            -                -
         Net loss                        -            -            -         -              -           (590,304)        (590,304)
                                  -----------------------      ------------------    ------------     ------------    ------------
   BALANCE, JUNE 30, 1996          1,157,244     $11,572        773,000   $7,730     $17,908,122     ($7,840,997)     $10,086,427
                                  =======================      ==================    ============    ============     ============


The accompanying notes are an integral part of these consolidated statements.



                                   MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996

                                                                                       1994            1995              1996
                                                                                  ------------     ------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      ($4,371,515)     ($3,529,125)       ($590,304)
    Adjustments to reconcile net loss to cash provided by
     (used for) operating activities -
         Depreciation and amortization                                                478,745          542,890          586,180
         Loss on disposal of assets                                                   176,976           33,592            8,122
         Minority interest expense                                                        -                -             29,016
         Write-off of intangible assets                                                   -          1,029,767              -
         Changes in assets and liabilities -
            Decrease (increase) in patient accounts receivable, net                 1,184,995        2,345,398         (675,012)
            Decrease (increase) in due from intermediaries                           (115,209)       1,579,372          282,085
            Decrease (increase) in income tax refund receivable                      (646,276)       1,908,244           29,638
            Decrease in notes receivable from related parties                          97,629              -                -
            (Increase) in other receivables                                           (54,100)        (161,555)        (999,962)
            Decrease (increase) in prepaid expenses and other current assets          211,973          108,892          (91,435)
            Decrease in deferred income taxes                                       1,358,779              -                -
            Decrease in other long-term assets                                        184,773              -                -
            Increase (decrease) in accounts payable and accrued liabilities          (696,067)         217,834         (357,817)
            (Decrease) in other long-term liabilities                                  (8,282)             -           (221,897)
                                                                                  ------------     ------------      -----------

            Cash provided by (used for) operating activities                       (2,197,579)       4,075,309       (2,001,386)
                                                                                  ------------     ------------      -----------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
         Additions to property and equipment                                         (204,816)        (359,129)        (556,705)
         Purchase of outpatient clinics                                              (608,000)      (1,056,604)         (82,500)
         Payments on prior purchase of outpatient clinics                                 -                -           (357,543)
         Costs resulting from purchase of outpatient facilities                      (202,088)        (167,447)         (40,000)
         Proceeds from sale of assets                                                  49,636            1,950           23,431
                                                                                   -----------     ------------     ------------

            Cash used for investment activities                                      (965,268)      (1,581,230)      (1,013,317)
                                                                                   -----------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Short-term borrowings                                                           142,646          325,840          791,942
      Payments of short-term borrowings                                              (317,640)        (166,714)        (759,816)
      Long-term borrowings                                                                -                -             95,198
      Payments of long-term debt                                                          -            (40,631)         (53,364)
      Payments of capital lease obligations                                          (101,403)         (70,360)         (40,003)
      Decrease (increase) in cash deposited to secure a loan                              -           (500,000)         189,000
      Repurchase of common stock                                                     (102,504)             -                -
      Issuance of common stock for options exercised                                    1,873            1,249              -
      Payments to minority shareholders                                               (44,250)         (90,000)         (76,121)
                                                                                   -----------     ------------     ------------

         Cash provided by (used for) financing activities                            (421,278)        (540,616)         146,836
                                                                                   -----------     ------------     ------------

         Net increase (decrease) in cash                                           (3,584,125)       1,953,463       (2,867,867)

CASH AND CASH EQUIVALENTS, beginning of period                                      7,937,969        4,353,844        6,307,307
                                                                                   -----------     ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                                           $4,353,844       $6,307,307       $3,439,440
                                                                                   ===========     ============     ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Noncash activities -
         Property additions financed with capital leases                              $17,505       $     -            $76,020
         Property additions financed with notes payable                                   -               -            114,098
         Liability resulting from purchase of outpatient facilities                   670,683        1,743,319         186,692
         Stock received as repayment of receivable from related party                     -             44,000            -
      Payments -
         Interest paid                                                                 41,282          179,567          44,881
         Income taxes paid                                                                -               -             32,492



     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.



             MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996

1.  ORGANIZATION AND OPERATIONS:

     Meadowbrook Rehabilitation Group, Inc. (Meadowbrook) and its subsidiaries (collectively, the Company) develop and operate facilities for patients with varying medical diagnoses. The Company provides outpatient rehabilitation, home health services, acute, subacute and post-acute care to these patients.

     The Company experienced significant operating losses during fiscal years 1994, 1995 and 1996. Factors contributing to fiscal 1996 results include among other things, losses incurred at the Company's recently acquired Colorado facilities, as well as decreased patient census and revenue per patient day in the Company's acute, subacute and post-acute facilities.

     Major factors contributing to fiscal 1995 losses included, among others, a continued deterioration in patient census and revenue per patient day at the Company's acute, subacute and post-acute facilities and a charge of $1,029,767 to write-off intangible assets recorded as part of the fiscal 1994 acquisition of its Florida operations. The write-off is the result of the Company's management contracts at five facilities being terminated (see Note 10). In addition, the Company recorded a charge of $700,000 to write-off two litigation receivables in which the patients were unsuccessful in their third party litigation (see Note 3). In addition, the Company recorded restructuring charges of $310,000 related to the closure of its psychiatric partial hospitalization program. The program was closed on September 22, 1995 (see Note 2).

     Major factors contributing to fiscal 1994 losses were a continued deterioration in patient census and revenue per patient day at the Company's acute, subacute and post-acute facilities and a charge of $1,437,500 to settle a lawsuit brought against the Company in February 1993. The lawsuit alleged violations of securities laws arising out of an alleged failure to disclose information about the Company's financial results and business prospects in connection with the Company's initial public offering in February 1992, and thereafter (see Note 11). In addition, the Company recorded restructuring charges of $675,000 related to the closure of its Arlington, Texas facility (see
Note 2) and additional charges for its San Jose, California facility which was closed during fiscal 1994.

     The Company's future profitability is dependent on a number of factors, including increased patient census and revenues in its traditional acute, subacute and post-acute businesses and improved profitability of its Colorado outpatient rehabilitation clinics and home health agencies, as well as a further reduction in the Company's expenses as a percentage of its total operating revenues. There can be no assurance as to the Company's future profitability. The Company's continued operating losses have substantially reduced its available working capital. While the Company believes that its working capital will be sufficient to sustain the Company's needs for the next twelve months, the Company's ability to continue to fund its operations thereafter is dependent on the Company achieving profitability and positive cash flows from operating activities. The Company has a $1,000,000 bank line-of-credit which would require a $500,000 bank deposit if drawn (see Note 3). Otherwise, the Company currently does not have access to additional capital. There can be no assurance that in the future the Company will not experience a shortage of available cash necessary to operate its business.

     As a result of the Company's continued losses, the Board of Directors is in the process of evaluating the Company's strategic direction and alternatives. The alternatives under consideration by the Board include, among other things, a merger or other business combination and sales of assets. There can be no assurance that any such alternatives will be available on favorable terms, if at all.

     Harvey Wm. Glasser, M.D., the Company's majority stockholder, has indicated his view that the Company's business should not necessarily be limited to medical rehabilitation or the healthcare field generally and that, if presented with an appropriate opportunity, the Company should consider investing proceeds from any asset sales in non-healthcare businesses. As a result, the nature of the Company's business could change significantly. Dr. Glasser holds a majority of the combined voting power of the Company's two classes of common stock and accordingly has the ability to effect a change in management or to cause or prevent a significant corporate transaction.

2. OPERATING CHARGES AND RESTRUCTURING:

     During fiscal years 1994 and 1995 the Company's operating results included charges related to the Company's corporate restructuring involving management changes, reductions in work force and the closure or sale of certain facilities and lines of business as described below. Costs associated with the restructuring are segregated in the accompanying consolidated statement of operations and include the following:


                                                       1994            1995
                                                    ----------    ----------
Severance costs                                     $  64,000     $  21,000
Future lease obligations for closed or sold
facilities:
     Related party                                    177,000            --
     Other                                             77,000         9,000
Future operating losses during shut-down period
     for closed facilities                            114,000        71,000
Write-off of unrealizable assets                      208,000       139,000
Other                                                  35,000        70,000
                                                    ==========    ==========
                                                    $ 675,000     $ 310,000
                                                    ==========    ==========


Facility Closures

Indianapolis

     During fiscal 1995 the Company internally developed, through its wholly owned subsidiary, Medbrook of Indiana, a psychiatric partial hospitalization program which provided psychiatric services in long-term care facilities. In June 1995, the Company decided to close the psychiatric partial hospitalization program. The program was closed on September 22, 1995. The Company recorded a restructuring charge of $310,000, as of June 30, 1995, related to the closure of the program.

Arlington

     In June 1994, the Company decided to close its post-acute facility in Arlington, Texas and closed the facility in September 1994. The Company recorded a restructuring charge during fiscal 1994 of $350,000 related to the facility closure.

San Jose

     During the first quarter of fiscal 1994, the Company closed its subacute program in San Jose, California. On December 27, 1994, the Company sold its lease for the San Jose facility to an investment partnership. The investment partnership's rent obligation commenced on February 15, 1995. This partnership in turn subleases the facility to a third party. The Company remains obligated to make lease payments in the event that the investment partnership defaults on its obligations under the lease. Because the investment partnership has made substantial improvements to the facility, the Company does not anticipate such a default. The Company recorded a restructuring charge of $325,000 in fiscal 1994 related to the facility closure.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation

     The consolidated financial statements include the accounts of Meadowbrook and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash, Cash Equivalents and Restricted Cash

     The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. In 1995, the Company deposited $500,000 to secure a bank loan of $900,000 made by a bank to the previous owner of the acquired Colorado operations. The Company is overseeing the repayment of the loan through the collection of accounts receivable which are being collected on behalf of the previous owner. The loan balance on June 30, 1996 was $251,000. The Company has not recorded this amount as a liability, but reflects a corresponding amount as restricted cash on its balance sheet. As the loan is paid off, the security deposit will be transferred and become security on the Company's $1,000,000 line-of-credit with the bank. At June 30, 1996, $311,000 of the amount deposited is classified as restricted cash securing the loan balance of $251,000, as well as, security for the Company's outstanding balance of $60,000.

Accounts Receivable and Allowance for Doubtful Accounts

     The reimbursement process related to many of the Company's patients is complex and involves multiple payors. In addition, it has been the Company's practice to admit selected patients who, although obligated to pay the Company, are seeking monetary recovery in pending litigation with third parties. The industry's trend towards cost containment has imposed increasing limits on reimbursement which has resulted in longer collection periods and, in some cases, has made ultimate reimbursement more difficult. These factors delay the timing and affect the amount of payment to the Company.

     During the year ended June 30, 1996, the Company wrote-off net balances of $1,052,000 of accounts receivable compared to $1,395,000 during the year ended June 30, 1995. During fiscal 1995 the Company recorded a charge of $700,000 to write-off two receivables in which the patients were unsuccessful in their third party litigation. As of June 30, 1995 and 1996, $1,282,000 and $1,328,000,
respectively, of the Company's accounts receivable were greater than one year past due. The Company has recorded allowances for uncollectible accounts that reflect the best judgment of management as to the ultimate collectibility of accounts receivable balances, but the nature of the reimbursement process makes these judgments difficult and actual reimbursement could vary significantly from these estimates.

Patient Revenues and Provision for Contractual Discounts

     Patient services are billed at standard rates. Payments for services rendered to private payors and patients covered by commercial insurance are generally negotiated at amounts lower than standard rates. Payments for services rendered to patients covered by Medicare and Medicaid are generally at lower than standard rates. Contractual allowances are recorded to reflect the difference between standard rates and expected reimbursement, so that patient accounts receivable are recorded net of estimated discounts. The Company provides care to Medicaid beneficiaries under short-term contracts.

     Final determination of amounts receivable or payable under the Medicare and Medicaid programs is subject to audit or review by the respective administrative agencies. Provisions have been recorded for estimated adjustments (see Note 9).

The following table reflects the estimated percentage of net patient revenues by payor type:

                                   Year Ended June 30,
                           ----------------------------------
      Source                  1994        1995         1996
                           ---------    ---------    --------

  Private payors .......      81%          67%          59%
  Medicare .............       6%          16%          34%
  Medicaid .............      13%          17%           7%
                           ---------    ---------    --------
  Total ................     100%         100%         100%
                           ---------    ---------    --------

Property and Equipment and Depreciation

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives that range as follows:

              Building                    - 20 years
              Furniture and equipment     - 3 to 15 years
              Leasehold improvements      - Life of the lease

Goodwill and Other Intangible Assets

     Goodwill and other intangible assets recorded in connection with the Company's acquisitions are amortized on a straight-line basis, over periods of 6 to 40 years.

Net Loss Per Common Share

     Net loss per share is computed based on the weighted average number of common shares outstanding during each period. Net common income per common share is computed based on the weighted average number of common and common equivalent shares outstanding during each period and the assumed exercise of dilutive stock options (less the number of treasury shares assumed to be purchased from the proceeds using the estimated average market price of Class A Common Stock). Common equivalent shares consist of stock options and warrants granted.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.  SHORT-TERM BORROWINGS AND NOTES PAYABLE:

     At June 30, 1995 and 1996 the Company had notes payable of $1,479,910 and $1,196,330, respectively. These notes are payable in varying installments at an average interest rate of 8.6%. The notes payable at June 30, 1996 included $877,616 arising from its Florida and Colorado outpatient acquisitions (see Note
10).

     Scheduled maturities for the notes payable and other long-term liabilities are as follows:

            1997          $   657,724
            1998              310,780
            1999              177,328
            2000              144,658
            2001                3,489
                         ------------
                          $ 1,293,979
                         ============

5. LEASES:

     The Company leases certain property and equipment under capital and operating leases. The original cost of assets under capital leases included in property and equipment is $90,278 at June 30, 1995, and $165,494 at June 30, 1996, with accumulated depreciation of $46,392 and $70,632 as of June 30, 1995 and 1996, respectively.

     The minimum future lease payments required under the Company's capital and operating leases during the five years beginning July 1, 1996, are as follows:

                                                       Capital      Operating
                                                       Leases        Leases
                                                      --------     ----------
       Year 1                                         $ 32,803     $1,175,159
       Year 2                                           21,815        885,497
       Year 3                                              --         657,401
       Year 4                                              --         595,326
       Year 5                                              --         435,909
       Thereafter                                          --             --
                                                      --------     ----------
       Total minimum payments                           54,618     $3,749,292
                                                                   ===========
       Interest on capital lease obligations               --
                                                      --------
       Net minimum payments                             54,618
       Current maturities of capital obligations        32,803
                                                      --------
       Long-term capital lease obligations            $ 21,815
                                                      ========


6. STOCKHOLDERS' EQUITY:

Common Stock

     The Company has Class A and Class B Common Stock. Class A Common Stock includes the same rights as Class B Common Stock in all respects except for the following:

      o Class B Common Stock has ten votes per share and Class A Common Stock has one vote per share.

      o Class B Common Stock is convertible 1 for 1 into Class A Common Stock at any time at the option of the holder.

      o Class B Common Stock automatically converts to Class A Common Stock when Class B Common Stock represents less than 12.5% of the total number of votes entitled to be cast in the election of directors.

      o No additional shares of Class B Common Stock will be issued without prior approval of the Class A Common stockholders except for stock dividends and stock splits.

Reverse Stock Split

     On April 22, 1996, the Restated Certificate of Incorporation of the Company was amended to effect a one-for-three reverse stock split of the Company's Class A and Class B Common Stock.

     The Company has retroactively reflected the reverse stock split in the financial statements for all periods presented.

Stock Plan

     The 1994 Stock Incentive Plan (the "Plan") was adopted by the Company's Board of Directors in September 1994, and was approved by the Company's stockholders in November 1994. At June 30, 1996, a total of 626,667 shares of Class A Common Stock were reserved for issuance under the Plan pursuant to the direct award or sale of shares or the exercise of options granted under the Plan. The Plan is administered by a compensation committee of the Board of Directors of the Company, which selects the persons to whom shares will be sold or awarded or to whom options will be granted. The committee determines the number of shares subject to each sale, award or grant, and prescribes other terms and conditions, including vesting schedules, in connection with each sale, award or grant.

     The exercise price of nonqualified options must be at least 75% of the fair market value of the Class A Common Stock on the date of the grant. The exercise price of incentive stock options (ISOs) cannot be lower than 100% of the fair market value of the Class A Common Stock on the date of the grant and, in the case of ISOs granted to holders of more than 10% of the voting power of the Company, not less than 110% of such fair market value. The term of an option cannot exceed ten years, and the term of an option granted to a holder of more than 10% of the voting rights of the Company cannot exceed five years. The purchase price of shares sold under the Plan must be at least 85% of the fair market value of the Class A Common Stock and, in the case of a holder of more than 10% of the voting power of the Company, not less than 100% of such fair market value.

     Class A Common Stock ISO's outstanding under the Plan are as follows:

                                         Shares           Exercise Price
                                      Under Option              Per Share
                                      ------------     ----------------------

    Outstanding at June 30, 1994         191,008              $0.56-$39.00
                                      ------------
         Granted July 1994                 3,333                      6.00
         Cancelled September 1994         (8,333)                     6.00
         Granted January 1995             33,333                      6.00
         Exercised February 1995          (2,250)                     0.57
         Cancelled February 1995         (18,017)               3.30-18.00
         Cancelled May 1995              ( 6,667)                     5.25
         Cancelled June 1995             ( 3,333)                     6.00
         Granted June 1995                10,000                      6.00
                                      ------------
    Outstanding at June 30, 1995         199,074              $0.56-$39.00
                                      ------------
         Granted September 1995           10,000                      6.19
         Cancelled October 1995          (33,333)                     5.63
         Cancelled October 1995          (33,333)                     6.00
         Granted October 1995             21,667                      3.38
         Cancelled November 1995            (833)                     0.03
         Cancelled November 1995          (1,667)                    39.00
         Cancelled November 1995          (1,667                     21.38
         Cancelled November 1995          (1,575)                     3.33
         Cancelled November 1995          (8,333)                     5.25
         Granted January 1996              6,667                      3.00
         Cancelled January 1996           (6,667)                     3.38
         Cancelled January 1996           (1,667)                     6.00
                                      ============
    Outstanding at June 30, 1996         148,333              $0.56-$39.00
                                      ============

As of June 30, 1996, 60,001 options were exercisable.

     The exercise price for options granted was at least fair market value at the date of grant. Options issued under the Plan, unless otherwise specified, vest evenly over a four-year period from the date of grant.

Warrants

     In February 1992, the Company granted to each of two partners in an investment banking firm, one of whom was a director of the Company, a warrant to purchase 25,833 shares of Class A Common Stock at $39 per share. These warrants expire in February 1997.

7. INCOME TAXES:

     The Company provides for income taxes under the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under SFAS 109 deferred taxes are provided under the liability method using current tax rates.

     The Company recorded a tax benefit for the years ended June 30, 1994 and 1995 due to the availability of federal and state loss carry backs for tax and financial reporting purposes. The tax benefit rate is reduced significantly in 1994 and 1995 primarily because of limits on available federal tax payments made in prior years which could be refunded. For fiscal 1996, no benefit was recorded because carrybacks of current losses against previous taxable earnings are no longer available.

The following is a summary of the Company's benefit for income taxes:

                                               Year Ended June 30
                             ------------------------------------------------
                                  1994             1995             1996
                             -------------     -------------    -------------
     Current -
       Federal               $ (2,240,583)     $ (92,890)        $        --
       State                           --             --                  --
                             -------------     -------------    -------------
                               (2,240,583)       (92,890)                 --
     Deferred (prepaid) -
       Federal                  1,335,437             --                  --
       State                      117,833             --                  --
                             --------------     ------------    -------------
                                1,453,270             --                  --
                             ==============     =============   =============
     Benefit                 $   (787,313)      $  (92,890)      $        --
                             ==============     =============   =============

     The deferred provision (benefit) for income taxes results from the following temporary differences:

                                                      Year Ended June 30
                                        ---------------------------------------
                                            1994          1995           1996
                                        -----------    -----------    ---------

     Allowance for doubtful accounts    $  303,501      $ (52,910)    $205,720
     Accrued payables                       57,057         82,276       74,000
     Depreciation                          (22,087)       (10,360)     (37,000)
     Tax loss carry forwards              (183,000)      (695,600)    (117,157)
     Deferred preopening costs             (18,220)          --           --
     Other                                     313           --           --
     Valuation allowance                 1,315,706        676,594     (125,563)
                                        -----------    -----------    ----------
                                        $1,453,270      $    --       $   --
                                        ===========    ===========    ==========

     The income tax provision (benefit) is calculated based upon effective tax rates which differ from the federal statutory rate. The following table reconciles the differences between the two rates by amount and percentage:


                                              Year Ended June 30
                          -----------------------------------------------------------
                             1994                 1995                 1996
                          ------------         ------------         ---------
                            Amount        %       Amount       %       Amount     %
                          -----------------------------------------------------------

Federal statutory rate    $(1,743,711)  (34%)  $(1,194,887)  (34%)  $(200,703)  (34%)
State taxes, net of
  federal effects            (205,160)   (4)      (105,431)   (3)     (17,709)   (3)
Permanent differences          19,000    --        437,185    12       53,280     9
Net operating losses
  not currently benefited   1,315,706    26        676,594    19      165,132    28
Other                        (173,148)   (3)        93,649     3        --       --
                          ===========================================================
Benefit                   $  (787,313)  (15%)  $   (92,890)   (3%)  $   --       --
                          ===========================================================


     The deferred income tax assets liabilities are comprised of the following at June 30:

                                                1995               1996
                                           ------------      ------------
      Allowance for doubtful accounts      $   740,370       $   534,650
      Accrued payables                         244,940           170,940
      Depreciation                             128,390           165,390
      Tax loss carry forwards                  878,600           995,757
                                           ------------      ------------
      Net deferred income tax assets         1,992,300         1,866,737
      Less valuation allowance              (1,992,300)       (1,866,737)
                                           ------------      ------------
      Deferred income tax asset            $      --         $      --
                                           ============      ============

8. RELATED PARTY TRANSACTIONS:

     The Company has entered into certain transactions with parties that are related by common ownership or control. These transactions are summarized below:

o The Company leases and has leased in the past certain facilities from the majority stockholder of the Company. The Company entered into agreements to lease these facilities for initial terms of up to ten years. The Company pays the stockholder a base rental amount per month, plus a percentage (ranging from 2-1/2% to 5%) of patient revenue collections above a defined threshold. Rental expense on these leases for the years ended June 30, 1994, 1995 and 1996, was $683,915, $586,518 and $412,468, respectively, of which $2,012 and $7,577 was unpaid at June 30, 1995 and 1996, respectively. All but one of these leases relate to facilities that have been either closed or sold (see Note 2).

o As part of the Company's initial public offering, the Company granted certain directors an aggregate of 5,000 shares of Class A Common Stock in lieu of directors' fees. The shares vested over a four year period. For the years ended June 30, 1994 and 1995, the Company recorded expenses of $104,270 and $27,761, respectively, related to these shares.

o During fiscal 1995 the Company entered into an agreement whereby it forgave a loan of $44,000 to a former officer in exchange for 7,333 shares of Class A Common Stock which had been pledged as security. The Company did not recognize any gain or loss on the transaction.

9.  COMMITMENTS AND CONTINGENCIES:

Medicare Reimbursement

     The Company's amount due from Medicare intermediaries of $332,000 at June 30, 1996 includes amounts the Company anticipates to receive on cost report settlements for its Colorado home health agencies acquired on June 30, 1995. Such amount also includes amounts the Company expects to receive upon regulatory approval of the Company's annual application for an exception from the routine cost limitation ("RCL") under the Medicare program for fiscal years 1992 through 1996 for its Gardner, Kansas facility. Medicare reimbursement is generally based upon reasonable direct and indirect allowable costs incurred in providing services. At the Company's inpatient facilities these costs are subject to the RCL. An exception from the RCL has been sought and granted for fiscal years 1990 through 1994 for the Company's former San Jose, California facility. Requests have been submitted for fiscal years 1992 through 1995 for the Gardner, Kansas facility. The Company intends to file such request for its Kansas facility for fiscal 1996. The requests are based upon atypical costs incurred at the Gardner, Kansas facility, in the treatment of patients who receive substantially more intensive services than those generally received in SNFs. There can be no assurance that the Company will collect in full the amounts it has requested or intends to request, nor can there be an assurance as to the timing of any such collection. An initial three year "exemption" from the RCL expired in June 1989, at the San Jose, California facility and in June 1990, at the Gardner, Kansas facility.

10.  ACQUISITIONS:

Colorado Outpatient Clinics and Home Health Agency Acquisition

     On June 30, 1995 the Company acquired eleven outpatient rehabilitation clinics in Colorado, three outpatient rehabilitation clinics in Alaska and home health agencies with operations in Colorado, New Mexico and Kansas. The Company paid $133,000 and incurred liabilities of $572,000 in connection with the purchase. The Company also agreed to make additional payments based on the earnings performance of the outpatient rehabilitation clinics and the home health agencies. Based on results for the year ended June 30, 1996, no cash payment is required for the twelve months ending June 30, 1996. The additional cash payments would total $825,000 if the operations collectively achieve the target earnings thresholds for the twelve months ending June 30, 1997 through 1999.

     In addition, in connection with the acquisition, the Company agreed to deposit $500,000 to secure a $900,000 bank loan to the previous owner of the acquired businesses. The Company is overseeing the repayment of the loan through the collection of accounts receivable which are being collected on behalf of the previous owner. At the time of the acquisition, the Company anticipated that the loan would be repaid based on the accounts receivable balance then outstanding. The loan balance on June 30, 1996 was $251,000. The Company did not acquire accounts receivable in connection with the acquisition and has funded approximately $1,447,000 of working capital for the acquired operations since the date of acquisition.

     In October 1995 the Company was notified by its intermediary that its Medicare payments for the recently acquired home health agencies were being withheld to offset amounts due by the previous owner for final settlement of the home health agencies' cost reports for the years 1990 through 1994. During the twelve months ending June 30, 1996, the intermediary withheld $728,000 related to these settlements. This amount is included in other receivables on the Company's balance sheet. The Company and the previous owner have submitted appeals to these settlements and are currently awaiting a response from the intermediary. In the event that the appeals of the prior owner and the Company are unsuccessful, the Company intends to offset the amounts withheld against any additional amounts due to the previous owner under the acquisition agreements. The intermediary resumed making payments to the Company for current charges in January 1996.

Florida Outpatient Clinics Acquisition

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

     The following summary, prepared on a proforma basis, combines the unaudited consolidated results of the Company's operations as if the nine outpatient clinics had been acquired as of the beginning of the period presented, after including the impact of certain adjustments, such as: amortization of intangibles, increased interest expense on the acquisition debt, the minority interest in earnings of consolidated subsidiary and the related income tax effects.

                                                           Year Ended June 30,
                                                                  1994
                                                              (unaudited)
                                                           -----------------
Net operating revenue                                         $19,856,806
Net loss before minority interest                              (3,803,326)
Minority interest in earnings of consolidated subsidiary          177,679
Net loss                                                       (3,981,005)
Net loss per share                                            $      2.05


     The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

     On October 1, 1994, the Company acquired the minority interest in two of the outpatient clinics referred to above. In connection with such acquisition, the Company paid $600,000 and is obligated to pay an additional $150,000 by September 30, 1996.

     On February 1, 1995, the Company acquired an outpatient clinic in Palm Coast, Florida. At June 30, 1996, the Company had paid $138,000 of the purchase price and was obligated to pay an additional $122,000 in equal monthly installments of $3,300 through February 2000.

     On May 12, 1995, the new owner of five of the Florida outpatient clinics managed by the Company advised the Company that its management contracts were terminated. As a result, during the fourth quarter of fiscal 1995 the Company recorded a charge of $1,029,767 to write-off intangible assets recorded as part of the fiscal 1994 acquisition. The charge is classified as a non-operating expense. The Company does not agree that such contracts may be terminated and has filed suit to protect its legal rights.

     Subsequent to June 30, 1996, the Company paid $123,442 based on the earnings performance of certain clinics and $19,547 in interest on deferred acquisition payments. At June 30, 1996, the Company's remaining liability resulting from the purchase was $510,000, plus additional payments based on the earnings performance of certain clinics. Such payments would total $135,000 if the earnings of such clinics for the twelve months ending March 31, 1997 are equal to the earnings of such clinics for the base year, the twelve months ended December 31, 1993.

11.  LEGAL MATTERS:

Shareholder Litigation

     In February 1993, the Company was named as a defendant in a complaint filed in the United States District Court for the Northern District of California. Six current or former officers and directors of the Company were also named as defendants in this action. The complaint alleged violations of securities laws arising out of an alleged failure to disclose information about the Company's financial results and business prospects in connection with the Company's initial public offering in February 1992, and thereafter. The suit sought unspecified damages on behalf of an alleged class of investors who purchased the Company's Class A Common Stock during the period from February 13, 1992 through January 6, 1993.

     The parties to the shareholder litigation settled on May 20, 1994. In exchange for the dismissal of the litigation and pursuant to numerous other terms and provisions as set forth in the settlement agreement, the Company and the insurance carrier for its directors and officers funded a settlement in the total amount of $2,875,000. Meadowbrook recorded a charge of $1,437,500 during the second quarter of fiscal 1994 for its contribution to this settlement. The Company funded its portion of the settlement in April 1994. The Company's cumulative charge through June 30, 1994, relating to the defense of this litigation was $442,000. The majority of this amount was expensed in fiscal year 1993.

     The Company's willingness to settle this litigation was based upon the anticipated costs of defending the litigation and the desire to minimize disruption of Company operations and management resources, among other factors.

                                   SCHEDULE II


            MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996

                                          1994           1995           1996
ALLOWANCE FOR DOUBTFUL ACCOUNTS:       -----------    -----------    ----------

     Balance at beginning of period    $2,711,000     $2,025,000    $2,001,000
     Provision charged to expense       1,098,744      1.381.151       583.661
     Write-offs, net of recoveries     (1,784,744)    (1,395,151)   (1,051,890)
     Other                                 --              --          (87,887)
                                       -----------    -----------   -----------
     Balance at end of period          $2,025,000     $2,001,000    $1,445,000
                                       ===========    ===========   ===========