Form 10-Q
period 1996-09-30
MEADOWBROOK REHABILITATION GROUP INC
filed 1996-11-14
CIK 852164

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-Q

(Mark One)

     [  X   ]              QUARTERLY REPORT UNDER SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

       Registrant's Telephone Number, including Area Code: (510) 420-0900
                                  ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ______

     At November 13, 1996, the latest practicable date, there were 1,157,244 outstanding shares of Class A Common Stock, $.01 par value per share, and 773,000 outstanding shares of Class B Common Stock, $.01 par value per share.

                                TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION                                              Page

    Item 1.     Financial Statements
                Consolidated Balance Sheets        .........................   3
                Consolidated Statements of Operations ......................   4
                Consolidated Statements of Cash Flows ......................   5
                Consolidated Statements of Stockholders' Equity.............   6

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations
                Trends and Recent Events  ..................................   7
                Results of Operations     ..................................  11
                Liquidity and Capital Resources    .........................  13
                Impact of Accounting Statements    .........................  15
                Interim Periods  ...........................................  15

PART II: OTHER INFORMATION

    Item 1.     Legal Proceedings  .........................................  16
    Item 2.     Changes in Securities     ..................................  16
    Item 3.     Defaults Upon Senior Securities    .........................  16
    Item 4.     Submission of Matters to a Vote of Security Holders  .......  16
    Item 5.     Other Information  .........................................  16
    Item 6.     Exhibits  ..................................................  16

SIGNATURES      ............................................................  17


                                         Part I: FINANCIAL INFORMATION (Item 1. - Financial Statements)

                                            MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                                   CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,       September 30
                                                                                              1996             1996
                                                                                          ------------     ------------
                                                                                                           (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                               $3,439,440       $2,542,682
   Restricted cash                                                                            311,000          311,000
   Patient accounts receivable, less allowance for doubtful accounts
      of $1,445,000 and $1,504,000 respectively                                             4,738,957        5,121,491
   Due from intermediaries                                                                    331,918          344,262
   Income tax refund receivable                                                               140,362           66,577
   Other receivables                                                                        1,264,444        1,294,201
   Prepaid expenses and other assets                                                          376,898          505,533
                                                                                          ------------     ------------
      Total current assets                                                                 10,603,019       10,185,746
                                                                                          ------------     ------------

PROPERTY AND EQUIPMENT, at cost:
   Land and buildings                                                                         683,770          683,770
   Furniture and equipment                                                                  2,993,965        3,053,795
   Leasehold improvements                                                                     783,614          799,259
                                                                                          ------------     ------------
                                                                                            4,461,349        4,536,824
   Less - accumulated depreciation                                                         (2,095,193)      (2,237,064)
                                                                                          ------------     ------------
      Net property and equipment                                                            2,366,156        2,299,760
                                                                                          ------------     ------------

OTHER ASSETS:
  Goodwill and intangible assets                                                            1,870,555        1,853,793
                                                                                          ------------     ------------

                            TOTAL ASSETS                                                  $14,839,730      $14,339,299
                                                                                          ============     ============

CURRENT LIABILITIES:
   Short-term borrowings and current maturities of notes payable                             $657,724         $854,431
   Current maturities of capital lease obligations                                             32,803           32,133
   Accounts payable                                                                         1,226,053        1,643,176
   Accrued payroll and employee benefits                                                    1,101,168        1,107,669
   Other accrued liabilities                                                                1,065,820          701,255
                                                                                          ------------     ------------

      Total current liabilities                                                             4,083,568        4,338,664
                                                                                          ------------     ------------

LONG-TERM LIABILITIES:
   Capital lease obligations                                                                   21,815           15,232
    Note payable and other long-term liabilities                                              636,255          497,919
                                                                                          ------------     ------------
      Total long term liabilities                                                             658,070          513,151
                                                                                          ------------     ------------

                            TOTAL LIABILITIES                                               4,741,638        4,851,815
                                                                                          ------------     ------------

MINORITY INTEREST IN EQUITY OF CONSOLIDATED SUBSIDIARIES                                       11,665           11,636
                                                                                          ------------     ------------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value:
  Class A -- 15,000,000 shares authorized; 1,157,244 shares issued and outstanding
    at June 30, 1996 and September 30, 1996                                                    11,572           11,572
  Class B -- 5,000,000 shares authorized; 773,000 shares issued and outstanding
    at June 30, 1996 and September 30, 1996                                                     7,730            7,730
 Paid-in capital                                                                           17,908,122       17,908,122
 Retained deficit                                                                          (7,840,997)      (8,451,576)
                                                                                          ------------     ------------

      Total stockholders' equity                                                           10,086,427        9,475,848
                                                                                          ------------     ------------

                            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $14,839,730      $14,339,299
                                                                                          ============     ============


     The notes to consolidated financial statements, as contained in the Company's Annual Report on Form 10-K, are an integral part of these financial statements.


         Part I: FINANCIAL INFORMATION (Item 1. - Financial Statements)

             MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      3-Mths Ended September 30,
                                                       1995            1996

                                                    (Unaudited)     (Unaudited)
                                                   -----------      ------------

 NET OPERATING REVENUES                            $5,578,887       $5,976,984

 OPERATING EXPENSES:
    Salaries and employee benefits                  4,046,452        4,152,269
    Professional fees and purchased services          637,890          718,344
    Provision for doubtful accounts                   125,419          117,895
    Other operating expenses                          722,438          963,029
    Depreciation and amortization                     138,365          158,635
    Rent:
       To unrelated parties                           412,317          386,258
       To related parties                             101,739           97,452
                                                   -----------       -----------
       Total operating expenses                     6,184,620        6,593,882
                                                   -----------       -----------
       Loss from operations                          (605,733)        (616,898)
                                                   -----------       -----------

 OTHER (INCOME) EXPENSE:
    Interest income                                   (66,327)         (36,170)
    Interest expense                                   24,011           16,819
                                                   -----------       -----------
       Net other income                               (42,316)         (19,351)
                                                   -----------       -----------

       Loss before income taxes                      (563,417)        (597,547)

 INCOME TAX  PROVISION                                      0                0
                                                   -----------       -----------
       NET LOSS BEFORE MINORITY INTEREST            ($563,417)       ($597,547)

 MINORITY INTEREST IN EARNINGS OF
 CONSOLIDATED SUBSIDIARIES                             21,153           13,032
                                                   -----------       -----------

       NET LOSS                                     ($584,570)       ($610,579)
                                                   ===========       ===========

 NET LOSS PER SHARE (primary and fully diluted)        ($0.30)          ($0.32)
                                                   ===========       ===========


 WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                   1,930,661        1,930,244
                                                   ===========       ===========


     The notes to consolidated financial statements, as contained in the Company's Annual Report on Form 10-K, are an integral part of these financial statements.


                               Part 1: FINANCIAL INFORMATION (Item 1 - Financial Statements)


                                      MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 3-Mths Ended September 30,
                                                                                  1995             1996
                                                                            -------------     ------------
                                                                              (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                               ($584,570)       ($610,579)
       Adjustments to reconcile net loss to cash provided by
        (used for) operating activities -
            Depreciation and amortization                                       138,365          158,635
            Loss on disposal of assets                                              413                0
            Minority interest expense                                            21,153           13,032
            Changes in assets and liabilities -
                 (Increase) in patient accounts receivable, net              (1,123,977)        (382,534)
                 Decrease (increase) in due from intermediaries                 128,050          (12,344)
                 Decrease in income tax refund receivable                             0           73,785
                 (Increase) in other receivables                               (243,943)         (29,757)
                 (Increase) in prepaid expenses and other current assets       (350,363)        (128,635)
                 Increase in accounts payable and accrued liabilities           119,348          182,501
                                                                            ------------     ------------

                 Cash used for operating activities                          (1,895,524)        (735,896)
                                                                            ------------     ------------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
            Additions to property and equipment                                (118,083)         (75,779)
            Payments on prior purchase of outpatient clinics                    (51,578)        (143,222)
            Proceeds from sale of assets                                          2,472              302
                                                                            ------------     ------------

                 Cash used for investment activities                           (167,189)        (218,699)
                                                                            ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Short-term borrowings                                               432,109          273,002
            Payments of short-term borrowings                                  (202,841)        (194,851)
            Long-term borrowings                                                 14,124                0
            Payments of capital lease obligations                                     0           (7,253)
            Payments to minority shareholders                                    (9,585)         (13,061)
                                                                            ------------     ------------

                 Cash provided by financing activities                          233,807           57,837
                                                                            ------------     ------------

                 Net decrease in cash                                        (1,828,906)        (896,758)

CASH AND CASH EQUIVALENTS, beginning of period                                6,307,307        3,439,440
                                                                            ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                                     $4,478,401       $2,542,682
                                                                            ============     ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Noncash activities -
      Property additions financed with notes payable                            $20,524               $0
      Liability resulting from purchase of outpatient facilities                 45,180                0
 Payments -
      Interest paid                                                               9,227           31,266
      Income taxes paid                                                               0           20,900

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


                                                  Part I: FINANCIAL STATEMENTS (Item 1. - Financial Statements)

                                                       MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                               Common Stock
                                 ---------------------------------------
                                      Class A             Class B                       Retained           Total
                                 --------------------  -----------------   Paid-in      Earnings      Stockholders'
                                  Shares      Amount   Shares    Amount    Capital      (Deficit)        Equity
                                 ----------  --------  --------- -------  ------------  ------------  -------------
BALANCE, JUNE 30, 1995           1,157,662   $11,577    773,000  $7,730   $17,908,117   ($7,250,693)   $10,676,731

         Cancellation of shares       (418)       (5)       ---     ---             5           ---            ---
         Net loss                      ---       ---        ---     ---           ---      (590,304)      (590,304)
                                 ----------  --------  --------- -------  ------------  ------------  -------------

BALANCE, JUNE 30, 1996           1,157,244   $11,572    773,000  $7,730   $17,908,122   ($7,840,997)   $10,086,427

         Net loss                      ---       ---        ---     ---           ---      (610,579)      (610,579)
                                 ----------  --------  --------- -------  ------------  ------------  -------------

BALANCE, SEPTEMBER 30, 1996      1,157,244   $11,572    773,000  $7,730   $17,908,122   ($8,451,576)    $9,475,848
                                 ==========  ========  ========= =======  ============  ============  =============

     The notes to consolidated financial statements, as contained in the Company's Annual Report on Form 10-K, are an integral part of these financial statements.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                            TRENDS AND RECENT EVENTS


     o Loss History; Liquidity Risks

     The Company has incurred significant losses in each of the last three fiscal years as well as the first three months of fiscal 1997. The Company's future profitability is dependent on a variety of factors, including without limitation, increased patient census, a reduction in expenses as a percentage of total operating revenues and the successful integration and management of the Company's outpatient rehabilitation clinics and home health agencies. There can be no assurance as to the Company's future profitability.

     The Company's recent operating losses and the funding of initial working capital for its Colorado outpatient clinics and home health agencies have substantially reduced its available working capital. The Company's working capital has fallen from $6,519,000 at June 30, 1996 to $5,847,000 on September 30, 1996. For the three months ended September 30, 1996, the Company's operating activities used cash of $736,000. While the Company believes that its working capital will be sufficient to sustain the Company's needs for the next 12 months, the Company's ability to continue to fund its operations thereafter is dependent on the Company achieving profitability and positive cash flows from operating activities. The Company has a $1,000,000 bank line-of-credit which would require a $500,000 bank deposit if drawn. Otherwise, the Company currently does not have access to additional capital. There can be no assurance that in the future the Company will not experience a shortage of available cash necessary to operate its business.

     o Consideration of Strategic Alternatives

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

     o Reverse Stock Split

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

     o Colorado Outpatient Clinics and Home Health Agency Acquisition

     On June 30, 1995 the Company acquired eleven outpatient rehabilitation clinics in Colorado, three outpatient rehabilitation clinics in Alaska and home health agencies with operations in Colorado, New Mexico and Kansas. The Company paid $133,000 and incurred liabilities of $572,000 in connection with the purchase. The Company also agreed to make additional payments based on the earnings performance of the outpatient rehabilitation clinics and the home health agencies based on the results for the period ended June 30, 1996. The Company was not required to make any cash payments. The additional cash payments would total $825,000 if the operations collectively achieve the target earnings thresholds for the twelve months ending June 30, 1997 through 1999.

     In addition, in connection with the acquisition, the Company agreed to deposit $500,000 to secure a $900,000 bank loan to the previous owner of the acquired businesses. The Company is overseeing the repayment of the loan through the collection of accounts receivable which are being collected on behalf of the previous owner. At the time of the acquisition, the Company anticipated that the loan would be repaid based on the accounts receivable balance then outstanding. The loan balance on September 30, 1996 was $251,000. The Company did not acquire accounts receivable in connection with the acquisition and has funded approximately $1,312,000 of working capital for the acquired operations since the date of acquisition.

     In October 1995 the Company was notified by its intermediary that its Medicare payments for the recently acquired home health agencies were being withheld to offset amounts due by the previous owner for final settlement of the home health agencies cost reports for the years 1992 through 1995. At September 30, 1996, the intermediary had withheld $728,000 related to these settlements. This amount is included in other receivables on the Company's balance sheet. The Company and the previous owner have submitted appeals to these settlements and are currently awaiting response from the intermediary. In the event that the appeals of the prior owner and the Company are unsuccessful, the Company intends to offset the amounts withheld against any additional amounts due to the previous owner under the acquisition agreements. The intermediary resumed making payments to the Company for current charges in January 1996.

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

     o Florida Outpatient Clinics Acquisitions

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

     The Company paid $123,000 based on the earnings performance of certain clinics and $20,000 in interest on deferred acquisition payments. At September 30, 1996, the Company's remaining liability resulting from the purchase was $280,000 plus additional payments based on the earnings performance of certain clinics. Such payments would total $135,000 if the earnings of such clinics for the twelve months ending March 31, 1997 are equal to the earnings of such clinics for the base year, the twelve months ended December 31, 1993.

     On October 1, 1994, the Company acquired the minority interest in two of the outpatient clinics referred to above. In connection with such acquisition, the Company paid $600,000 and is obligated to pay an additional $150,000 by October 1, 1996. Such amount was paid on October 1, 1996.

     On February 1, 1995, the Company acquired an outpatient clinic in Palm Coast, Florida. At September 30, 1996, the Company had paid $146,000 of the purchase price and was obligated to pay an additional $114,000 in equal monthly installments of $3,300 through February 2000.

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

     o Sale/Closure of Facilities

     Sale of Park Ridge, Illinois Post Acute Facility.

     On October 7, 1996 the Company sold the assets of its post acute rehabilitation facility located in Park Ridge, Illinois. The Company's agreement with the purchaser provides that the Company will collect outstanding accounts receivable and be responsible for the accounts payable at the closing date. The Company expects that the net cash proceeds to the Company from this transaction, assuming collection of the accounts receivable, will be approximately $360,000. This transaction has not been reflected in the financial statements as of September 30, 1996.

     Closure of Psychiatric Partial Hospitalization Program.

     During fiscal year 1995 the Company internally developed, through its wholly owned subsidiary, Medbrook of Indiana, a psychiatric partial hospitalization program which provided psychiatric services in long-term care facilities. In June 1995, the Company decided to close the psychiatric partial hospitalization program and the program was closed on September 22, 1995. The Company's decision to close the program was based on difficulties in growing the business and potential Medicare reimbursement issues. As of June 30, 1995, the Company recorded a restructuring charge of $310,000 related to the closure of the program.

     Closure of San Jose, California Subacute Facility.

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

     o Healthcare Reform.

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



                                                % Net Revenue       % $ Change
                                                3-Months Ended        3-Month
                                              9/30/95    9/30/96        Qtr
                                             --------    -------     ----------

Net  Operating Revenues                        100.0      100.0          7.1

Non-capital operating expenses:
          Salaries and employee benefits        72.5       69.5          2.6
          Other non-capital expenses            26.6       30.1         21.1
                                             --------    -------
              Total non-capital expenses        99.1       99.6          7.6

Capital expenses:
          Depreciation and amortization          2.5        2.7         14.6
          Rent                                   9.2        8.1         (5.9)
          Interest                               0.4        0.3        (30.0)
                                             --------    -------
                  Total capital expenses        12.1       11.0         (2.6)
                                             --------    -------
                  Total expenses               111.2      110.6          6.5

Interest Income                                  1.2        0.6        (45.5)
                                             --------    -------
Loss before income taxes                       (10.0)     (10.0)         6.1
Income Tax Provision                             0.0        0.0          0.0
                                             --------    -------

Loss before minority interest                  (10.0)     (10.0)         6.1

Minority Interest                                0.4        0.2        (38.4)
                                             --------    -------

Net Loss                                       (10.4)     (10.2)         4.4
                                             ========    =======


     The Company's net operating revenues increased 7% to $5,977,000 for the three months ended September 30, 1996, as compared to $5,579,000 for the same period in the prior fiscal year. The increase was due primarily to higher utilization in the Company's Colorado home health agencies. These increases were partially offset by the closure of the Company's psychiatric partial hospitalization program during the first quarter of fiscal 1996. The increase was also offset by decreased utilization of the Company's core facilities (i.e. acute, subacute and post acute rehabilitation units in Georgia, Illinois and Kansas). The number of patient days in the Company's core business decreased 4% to 6,457 for the three months ended September 30, 1996, from 6,706 for the same period in fiscal 1995.

     In the Company's core business revenue per patient day increased 5% to $552 for the three months ended September 30, 1996, as compared to $527 for the same period in the prior fiscal year. The Company's revenues per patient day for both periods do not include revenue per patient day at the Georgia subacute facility, which has been operated by the Company under a management agreement since June 5, 1995. Revenue per patient day in the 1997 period benefited from changes in service mix.

     Total non-capital operating expenses for the three months ended September 30, 1996 increased 8% to $5,952,000 from $5,532,000 during the same period in the prior fiscal year. The increase resulted from increased salaries and expenses related to the increased utilization of the Company's Colorado home health agencies. Salaries and employee benefits continue to be the primary component of the Company's non-capital operating expenses. Salaries and employee benefits increased 3% to $4,152,000 for the three months ending September 30, 1996, as compared to $4,046,000 for the same period in the prior fiscal year. Salaries and employee benefits as a percentage of net operating revenues decreased to 70% for the three months ended September 30, 1996, as compared to 73% for the same period in the prior fiscal year.

     The Company's other non-capital operating expenses primarily consist of professional fees, purchased services and other operating expenses. For the three months ended September 30, 1996, the Company's other non-capital operating expenses increased 21% to $1,799,000 as compared to $1,486,000 for the same period in the prior fiscal year. The increase is primarily due to increased mileage reimbursement and purchased services related to increased utilization of the Company's Colorado home health agencies. The provision for doubtful accounts decreased to $118,000 for the three months ended September 30, 1996, from $125,000 for the same period in the prior fiscal year. The provision for doubtful accounts as a percentage of revenues was 2% for the three months ended September 30, 1996, and September 30, 1995.

     Total capital expenses decreased 3% during the three months ended September 30, 1996 to $659,000, as compared to $676,000 for the same period in the prior fiscal year. Rent expense decreased 6% to $484,000 for the three months ended September 30, 1996, as compared to $514,000 for the same period in the prior fiscal year. The decrease in rent expense is primarily due to lower rents paid under leases requiring payments on the basis of net revenue and patient volume at certain facilities.

     Net interest income for the three months ended September 30, 1996 decreased to $19,000, as compared to $42,000 for the same period in the prior fiscal year. This decrease is due to lower cash balances during the three months ended September 30, 1996.

     The Company reported a net loss for the three months ended September 30, 1996 of $611,000, as compared to a net loss of $585,000 for the same period in the prior fiscal year. The Company did not record a tax benefit for the three months ended September 30, 1995 and 1996 because carrybacks of current losses against previous taxable earnings are no longer available.

                         LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company had working capital of $5,847,000 compared to working capital of $6,963,000 at September 30, 1995. The Company had cash and cash equivalents of $2,543,000 at September 30, 1996, as compared to $4,478,000 at September 30, 1995.

     During the three months ended September 30, 1996, the Company's operating activities used $736,000 of available cash resources, as compared to $1,896,000 during the same period in the prior fiscal year. The cash used for operating activities during the three months ended September 30, 1996 primarily reflects amounts necessary to fund the Company's net operating losses. Cash used for investment activities during the three months ended September 30, 1996 was $219,000, as compared to cash used for investment activities of $167,000 during the same period in the prior fiscal year.

     Net patient accounts receivable, which excludes amounts due from intermediaries, was $5,121,000 at September 30, 1996, as compared to $5,188,000 at September 30, 1995. At September 30, 1996, the Company had an allowance for doubtful accounts of $1,504,000, as compared to $2,057,000 at September 30, 1995. The number of average days of revenue outstanding, excluding the revenues and receivables related to litigation patients, was 81 days at September 30, 1996, as compared to 71 days at September 30, 1995.

     It has been the Company's practice to admit selected patients who are seeking monetary recovery in pending litigation with third parties. These patients are directly obligated to pay the Company for services rendered, although the timing of collection is determined by the settlement of their litigation and is beyond the control of the Company. For this reason, liens are generally placed against pending insurance settlements. Prior to admitting such patients, the Company and its counsel evaluate the merits of the patient's case, the anticipated cost of services to be provided and the likelihood of the patient's successful recovery of damages in litigation. Once the patient is admitted, the Company and its counsel monitor the status of the litigation. There can be no assurance, however, that the Company will ultimately be reimbursed for all the services it provides to such patients. At September 30, 1996, accounts receivable related to these litigation patients totaled $444,000, as compared to $1,303,000 at September 30, 1995. These litigation patient receivables accounted for an additional 8 and 23 average days revenue outstanding at September 30, 1996 and September 30, 1995, respectively.

     The Company's amount due from Medicare intermediaries of $344,000 at September 30, 1996 includes amounts the Company anticipates it will receive on cost report settlements for its Colorado home health agencies. Such amount also includes amounts the Company expects to receive upon regulatory approval of the Company's annual application for an exception from the routine cost limitation ("RCL") under the Medicare program for fiscal years 1992 through 1996 and the three months ended September 30, 1996 for its Gardner, Kansas facility. Medicare reimbursement is generally based upon reasonable direct and indirect allowable costs incurred in providing services. At the Company's inpatient facilities these costs are subject to the RCL. An exception from the RCL has been sought and granted for fiscal years 1990 through 1994 for the Company's former San Jose facility. Requests have been submitted for fiscal years 1992 and 1993 for the Gardner, Kansas facility. The Company intends to file such a request for its Kansas facility for fiscal years 1994 through 1996. The requests are based upon atypical costs incurred at the Kansas facility, in the treatment of patients who receive substantially more intensive services than those generally received in Skilled Nursing Facilities. There can be no assurance that the Company will collect in full the amounts it has requested or intends to request, nor can there be an assurance as to the timing of any such collection. An initial three year "exemption" from the RCL expired in June 1989 at the San Jose facility and in June 1990 at the Gardner, Kansas facility.

     The Company has no current material commitments for capital expenditures, except for those in connection with the Company's acquisitions as described above. The Company also expects to make routine capital improvements to its facilities in the normal course of business.

     The Company intends to use a portion of its cash balance to finance internal development of its outpatient rehabilitation and home health business lines. The Company will also expand its existing facilities and programs when such expansion meets the Company's investment criteria. The Company has a line-of-credit of $1,000,000 from a bank. Any draws on the line-of-credit would be secured by a cash deposit. At September 30, 1996, the Company had $60,000 outstanding under the line-of-credit. The Company will need to obtain access to additional capital, through bank loans or otherwise, in order to fund any significant acquisition opportunities. The Company believes that its existing cash, credit line and cash flows from operations, will be sufficient to satisfy the Company's estimated operating cash requirements for its existing facilities for the next twelve months.

     Inflation in recent years has not had a significant effect on the Company's business and is not expected to adversely affect the Company in the future unless the current rate of inflation increases significantly.

                         IMPACT OF ACCOUNTING STATEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers Accounting for Post-Retirement Benefits Other Than Pension", and SFAS No. 112, "Employers Accounting for Post-Employment Benefits" which, in the opinion of management, will have no effect on the Company's financial statements. The Company already provides for income taxes under the liability method in accordance with SFAS No. 109, "Accounting For Income Taxes."

                                 INTERIM PERIODS

     The Company believes that all the necessary adjustments have been included in the amounts shown in the unaudited consolidated financial statements contained in Item 1. above, for the three months ended September 30, 1995 and 1996, to state fairly and consistently the results of such interim periods. This includes all normal recurring adjustments that the Company considers necessary for a fair statement thereof, in accordance with generally accepted accounting principles applied in a consistent manner. This report should be read in conjunction with the Company's Annual Report on Form 10-K.

                           PART II: OTHER INFORMATION


Item 1.           Legal Proceedings - None.

Item 2.           Changes in Securities - None.

Item 3.           Defaults Upon Senior Securities - None.

Item 4.           Submission of Matters to a Vote of Security Holders - None.

Item 5.           Other Information - None.

Item 6.           Exhibits 27.1 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MEADOWBROOK REHABILITATION GROUP, INC.

DATE:  November 13, 1996            By        /s/ Harvey Wm. Glasser, M.D.
                                               --------------------------------
                                                  Harvey Wm. Glasser, M.D.
                                          President and Chief Executive Officer