Form 10-Q
period 1996-12-31
MEADOWBROOK REHABILITATION GROUP INC
filed 1997-02-14
CIK 852164

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-Q

(Mark One)

     [  X   ]              QUARTERLY REPORT UNDER SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ______

     At February 13, 1997, the latest practicable date, there were 1,157,244 outstanding shares of Class A Common Stock, $.01 par value per share, and 773,000 outstanding shares of Class B Common Stock, $.01 par value per share.

                                TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION

Page
    Item 1.  Financial Statements
             Consolidated Balance Sheets        ........................ 3
             Consolidated Statements of Operations ..................... 4
             Consolidated Statements of Cash Flows ..................... 5
             Consolidated Statements of Stockholders' Equity............ 6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations
             Trends and Recent Events  ................................. 7
             Results of Operations     ................................. 11
             Liquidity and Capital Resources    ........................ 13
             Impact of Accounting Statements    ........................ 14
             Interim Periods  .......................................... 14

PART II: OTHER INFORMATION

    Item 1.  Legal Proceedings  ........................................ 15
    Item 2.  Changes in Securities     ................................. 15
    Item 3.  Defaults Upon Senior Securities    ........................ 15
    Item 4.  Submission of Matters to a Vote of Security Holders  ...... 15
    Item 5.  Other Information  ........................................ 15
    Item 6.  Exhibits  ................................................. 15

SIGNATURES        .......................................................16



         Part I: FINANCIAL INFORMATION (Item 1. - Financial Statements)

             MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                     June 30,                   December 31,
                                                                                      1996                         1996
                                                                                     ----------------     ------------------------

                                                                                                                (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                              $3,439,440                   $2,670,105
   Restricted cash                                                                           311,000                      309,000
   Patient accounts receivable, less allowance for doubtful accounts
      of $1,445,000 and $1,420,000 respectively                                            4,738,957                    5,023,483
   Due from intermediaries                                                                   331,918                      222,844
   Income tax refund receivable                                                              140,362                       48,945
   Other receivables                                                                       1,264,444                      853,889
   Prepaid expenses and other assets                                                         376,898                      326,034
                                                                                     ----------------     ------------------------
      Total current assets                                                                10,603,019                    9,454,300
                                                                                     ----------------     ------------------------

PROPERTY AND EQUIPMENT, at cost:
   Land and buildings                                                                        683,770                      683,770
   Furniture and equipment                                                                 2,993,965                    2,826,154
   Leasehold improvements                                                                    783,614                      723,434
                                                                                     ----------------     ------------------------
                                                                                           4,461,349                    4,233,358
   Less:  accumulated depreciation                                                        (2,095,193)                  (2,103,311)
                                                                                     ----------------     ------------------------
      Net property and equipment                                                           2,366,156                    2,130,047
                                                                                     ----------------     ------------------------

OTHER ASSETS:
  Goodwill and intangible assets                                                           1,870,555                    1,837,029
                                                                                     ----------------     ------------------------

                            TOTAL ASSETS                                                 $14,839,730                  $13,421,376
                                                                                     ================     ========================

CURRENT LIABILITIES:
   Short-term borrowings and current maturities of notes payable                            $657,724                     $587,994
   Current maturities of capital lease obligations                                            32,803                       29,896
   Accounts payable                                                                        1,226,053                    1,625,125
   Accrued payroll and employee benefits                                                   1,101,168                    1,043,844
   Other accrued liabilities                                                               1,065,820                      694,304
                                                                                     ----------------     ------------------------

      Total current liabilities                                                            4,083,568                    3,981,163
                                                                                     ----------------     ------------------------

LONG-TERM LIABILITIES:
   Capital lease obligations                                                                  21,815                       10,301
   Note payable and other long-term liabilities                                              636,255                      471,004
                                                                                     ----------------     ------------------------
      Total long-term liabilities                                                            658,070                      481,305
                                                                                     ----------------     ------------------------

                            TOTAL LIABILITIES                                              4,741,638                    4,462,468
                                                                                     ----------------     ------------------------

MINORITY INTEREST IN EQUITY OF CONSOLIDATED SUBSIDIARIES                                      11,665                      -
                                                                                     ----------------     ------------------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value:
      Class A -- 15,000,000 shares authorized; 1,157,244 shares issued and outstanding
           at June 30, 1996 and December 31, 1996                                             11,572                       11,572
      Class B -- 5,000,000 shares authorized; 773,000 shares issued and outstanding
           at June 30, 1996 and December 31, 1996                                              7,730                        7,730
   Paid-in capital                                                                        17,908,122                   17,908,122
   Retained deficit                                                                       (7,840,997)                  (8,968,516)
                                                                                     ----------------     ------------------------

      Total stockholders' equity                                                          10,086,427                    8,958,908
                                                                                     ----------------     ------------------------

                            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $14,839,730                  $13,421,376
                                                                                     ================     ========================





====================================================================================================================================

                                  The notes to consolidated financial statements, as contained in the Company's Annual Report on Form 10-K, are an integral part of these financial statements.


         Part I: FINANCIAL INFORMATION (Item 1. - Financial Statements)

             MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         3-Mths Ended December 31,          6-Mths Ended December 31,
                                                           1995              1996             1995                 1996

                                                       (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)
                                                      ------------    --------------      ------------        ------------

NET OPERATING REVENUES                                 $6,095,022        $5,527,729       $11,673,911         $11,504,711

OPERATING EXPENSES:
   Salaries and employee benefits                       3,861,601        3,949,203         7,908,057           8,101,472
   Professional fees and purchased services               596,016          639,477         1,233,908           1,357,824
   Provision for doubtful accounts                        124,435           99,339           249,855             217,234
   Other operating expenses                               781,483          815,811         1,503,922           1,778,832
   Depreciation and amortization                          141,128          150,324           279,495             308,960
   Rent:
      To unrelated parties                                403,633          348,519           815,950             734,776
      To related parties                                  101,996           94,336           203,735             191,788
                                                      ------------    --------------      ------------        ------------


      Total operating expenses                          6,010,292        6,097,009        12,194,922          12,690,886
                                                      ------------    --------------      ------------        ------------

      Income (loss) from operations                        84,730         (569,280)         (521,011)         (1,186,175)
                                                      ------------    --------------      ------------        ------------

OTHER (INCOME) EXPENSE:
   Gain (loss) on sale of assets                              413          (45,857)              413             (45,857)
   Interest income                                        (46,808)         (25,406)         (113,135)            (61,575)
   Interest expense                                        25,970           15,167            49,982              31,987
                                                      ------------    --------------      ------------        ------------
      Net other income                                    (20,425)         (56,096)          (62,740)            (75,445)
                                                      ------------    --------------      ------------        ------------

      Income (loss) before income taxes                   105,155         (513,184)         (458,271)         (1,110,730)
                                                      ------------    --------------      ------------        ------------

INCOME TAX  PROVISION                                          -                 -                -                  -
                                                      ------------    --------------      ------------        ------------

     NET INCOME (LOSS) BEFORE MINORITY INTEREST          $105,155        ($513,184)        ($458,271)        ($1,110,730)

MINORITY INTEREST IN EARNINGS OF
CONSOLIDATED SUBSIDIARIES                                  17,404            3,756            38,557              16,789
                                                      ============    ==============      ============       ============

      NET INCOME (LOSS)                                   $87,751        ($516,940)         $496,828)        ($1,127,519)
                                                      ============    ==============      ============       ============

NET INCOME (LOSS) PER SHARE (primary and fully diluted)     $0.05           ($0.27)           ($0.26)             ($0.58)
                                                      ============    ==============      ============       ============


WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                        1,930,661        1,930,244         1,930,661           1,930,244
                                                      ============    ==============      ============       ============





===================================================================================================================================

                                  The notes to consolidated financial statements, as contained in the Company's Annual Report on Form 10-K, are an integral part of these financial statements.


                                    Part I: FINANCIAL INFORMATION (Item 1 - Financial Statements)

                                       MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        6-Mths Ended December 31,
                                                                    1995                1996
                                                               ---------------     ------------

                                                                  (Unnaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         ($496,828)     ($1,127,519)
   Adjustments to reconcile net income to net cash
        provided by (used for) operations:
     Depreciation and amortization                                    279,495          308,960
     Loss (gain) on sale of assets                                        413          (45,857)
     Minority interest expense                                         38,557           16,789
     Changes in assets and liabilities:
     (Increase) in patient receivables                               (869,186)        (284,526)
       Decrease in amounts due from intermediaries                    348,996          109,074
       Decrease in income tax refund receivable                        29,638           91,417
     (Increase) decrease in other receivables                      (1,136,921)         410,555
     (Increase) decrease in prepaid expenses and other
          current assets                                             (168,405)          50,864
     (Decrease) increase in accounts payable and
          accrued liabilities                                        (362,581)          96,884
                                                               ---------------     ------------

     Cash (used for) operating activities                          (2,336,822)        (373,359)
                                                               ---------------     ------------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
   Additions to property and equipment                               (225,854)        (124,442)
   Payments on prior purchase of outpatient clinics                  (213,434)        (300,668)
   Proceeds from sale of assets                                         2,472          130,973
                                                               ---------------     ------------

     Cash (used for) investment activities                           (436,816)        (294,137)
                                                               ---------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term notes borrowings                                        432,109          273,002
   Long-term notes borrowings                                          14,124           -
   Payments of capital lease obligations                              (79,590)         (14,421)
   Payments of short-term notes payable                              (384,054)        (330,756)
   Reduction in restricted cash                                       322,000            2,000
   Payments to minority shareholders                                  (30,136)         (31,664)
                                                               ---------------     ------------

  Cash provided by (used for) financing activities                    274,453         (101,839)
                                                               ---------------     ------------

  Net (decrease) in cash                                           (2,499,185)        (769,335)

CASH, BEGINNING OF PERIOD                                           6,307,307        3,439,440
                                                               ---------------     ------------

CASH, END OF PERIOD                                                $3,808,122       $2,670,105
                                                               ===============     ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Noncash activities:
     Property additions financed with notes payable                   $20,524       $     -
     Property additions financed with capital leases                     -                -
     Liability resulting from purchase of outpatient clinics           90,360             -

   Payments:
     Interest paid                                                     19,129           41,333
     Income taxes paid                                                 17,700           20,900



===================================================================================================================================

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

                                            PART I: FINANCIAL STATEMENTS (Item 1. - Financial Statements)

                                                                MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                    Common Stock
                                  -----------------------------------------------------------------
                                        Class A                Class B                       Retained        Total
                                  --------------------- ------------------     Paid-in       Earnings     Stockholders'
                                     Shares     Amount    Shares    Amount     Capital      (Deficit)       Equity
                                  -----------  -------- ---------- -------  ------------  ------------  ------------

BALANCE, JUNE 30, 1995             1,157,662   $11,577    773,000   $7,730   $17,908,117   ($7,250,693)  $10,676,731

         Cancellation of shares         (418)       (5)       ---      ---             5           ---           ---
         Net loss                        ---       ---        ---      ---           ---      (590,304)     (590,304)
                                  -----------  -------- ----------  -------  ------------  ------------  ------------

BALANCE, JUNE 30, 1996             1,157,244   $11,572    773,000   $7,730   $17,908,122   ($7,840,997)  $10,086,427

         Net loss                        ---       ---        ---      ---           ---    (1,127,519)   (1,127,519)
                                  -----------  -------- ----------  -------  ------------  ------------  ------------

BALANCE, DECEMBER 31, 1996         1,157,244   $11,572    773,000   $7,730   $17,908,122   ($8,968,516)   $8,958,908
                                  ===========  ======== ==========  =======  ============  ============  ============

===================================================================================================================================

                     The notes to consolidated financial statements, as contained in the Company's Annual Report on Form 10-K, are an integral part of these financial statements.


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            TRENDS AND RECENT EVENTS


o         Loss History; Liquidity Risks

     The Company has incurred significant losses in each of the last three fiscal years, as well as the first six months of fiscal 1997. The Company's future profitability is dependent on a number of factors, including increased patient census and revenues particularly in its traditional acute, subacute and post acute businesses, a reduction in the Company's expenses as a percentage of its total operating revenues and successful integration and management of the outpatient rehabilitation clinics and home health business lines. There can be no assurance as to the Company's future profitability.

     The Company's recent operating losses and the funding of initial working capital for its Colorado outpatient clinics and home health agency have substantially reduced its available working capital. The Company's working capital has fallen from $6,519,000 at June 30, 1996 to $5,473,000 on December 31, 1996. For the six months ended December 31, 1996, the Company's operating activities used cash of $373,000. While the Company believes that its working capital will be sufficient to sustain the Company's needs for the next 12 months, the Company's ability to continue to fund its operations thereafter is dependent on the Company achieving profitability and positive cash flows from operating activities. The Company has a $1,000,000 bank line-of-credit which would require a $500,000 bank deposit if withdrawn. Otherwise, the Company currently does not have access to additional capital. There can be no assurance that in the future the Company will not experience a shortage of available cash necessary to operate its business.

o        Consideration of Strategic Alternatives

     As a result of the Company's continued losses, the Board of Directors is continuing to evaluate the Company's strategic direction and alternatives. The alternatives under consideration by the Board include, among other things, a merger or other business combination transaction or sales of assets. There can be no assurance that any such alternatives will be available on favorable terms, if at all.

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

o        Colorado Outpatient Clinics and Home Health Agency Acquisition

     On June 30, 1995, the Company acquired eleven outpatient rehabilitation clinics in Colorado, three outpatient rehabilitation clinics in Alaska and home health agencies with operations in Colorado, New Mexico and Kansas. The Company paid $133,000 and incurred liabilities of $572,000 in connection with the purchase. The Company also agreed to make additional payments based on the earnings performance of the outpatient rehabilitation clinics and the home health agencies based on the results for the twelve month periods ending June 30, 1996, through 1999. The Company was not required to make any cash payment based on results as of June 30, 1996. If the operations collectively achieve the target earnings thresholds for the twelve months ending June 30, 1997, through 1999, the Company's maximum liability would be $825,000.

     In addition, in connection with the acquisition, the Company agreed to deposit $500,000 to secure a $900,000 bank loan to the previous owner of the acquired businesses. The Company is overseeing the repayment of the loan through the collection of accounts receivable which are being collected on behalf of the previous owner. At the time of the acquisition, the Company anticipated that the loan would be repaid based on the accounts receivable balance then outstanding. The loan balance on December 31, 1996, was $249,000. The Company did not acquire accounts receivable in connection with the acquisition and has funded approximately $1,332,000 of working capital for the acquired operations since the date of acquisition.

     In October 1995, the Company was notified by its intermediary that its Medicare payments for the recently acquired home health agencies were being withheld to offset amounts due by the previous owner for final settlement of the home health agencies cost reports for the years 1992 through 1995. At September 30, 1996, the intermediary had withheld $728,000 related to these settlements. During the second quarter, the Company received $425,000 in payment of amounts withheld. The Company has submitted appeals on behalf of the previous owner requesting payment of the remaining balance. In the event that such appeals are unsuccessful, the Company intends to pursue collection from the previous owner and offset the amounts withheld against any additional amounts due to the previous owner under the acquisition agreements. On a net basis, amounts owed to Meadowbrook as of December 31, 1996, by Medicare and the previous owner of the Colorado operations exceed the minimum amounts owed to the previous owner by $140,000. The intermediary resumed making payments to the Company for current charges in January 1996.

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

     To date, the Company has paid $678,000 based on fixed payment obligations and the earnings performance of the acquired clinics and $152,000 in interest on deferred acquisition payments. At December 31, 1996, the Company's remaining liability resulting from the purchase was $280,000, plus additional payments based on the earnings performance of certain clinics. Such additional payments would total $135,000 if the earnings of such clinics for the twelve months ending March 31, 1997, are equal to the earnings of such clinics for the base year, the twelve months ended December 31, 1993.

     On October 1, 1994, the Company acquired the minority interest in two of the outpatient clinics referred to above. In connection with such acquisition, the Company paid $750,000.

     On February 1, 1995, the Company acquired an outpatient clinic in Palm Coast, Florida. At December 31, 1996, the Company had paid $153,000 of the purchase price and was obligated to pay an additional $107,000 prior to February 2000.

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

     The Company opened two outpatient rehabilitation clinics in St. Augustine and Daytona, Florida during the second quarter of fiscal 1996. The Company also acquired the assets of an outpatient rehabilitation clinic in Ormond Beach, Florida in June 1996. In December 1996, the Company closed its Daytona, Florida clinic.

o        Sale of Alaska Operations.

     On January 13, 1997, the Company announced the sale of its three outpatient clinics in Alaska. The Company expects that the net cash proceeds from these transactions, assuming the collection of the accounts receivable retained by the Company in connection with the sale of one of the clinics, will be approximately $230,000.

o        Sale of Park Ridge, Illinois Post Acute Facility.

     On October 7, 1996, the Company sold the assets of its post acute rehabilitation facility located in Park Ridge, Illinois. The Company's agreement with the purchaser provides that the Company will collect outstanding accounts receivable and be responsible for the accounts payable at the closing date. The Company's net cash proceeds from this transaction, assuming collection of the accounts receivable, will be approximately $360,000. This transaction resulted in a gain of $63,000, which is recorded as other operating income as of December 31, 1996.

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



                                                       % Net Revenue           % Net Revenue
                                                       3-Months Ended          6-Months Ended           % $ Change     % $ Change
                                                   12/31/95     12/31/96     12/31/95     12/31/96        3-Month        6-Month
                                                  ---------    ---------   -----------   ----------      ----------     ---------


Net  Operating Revenues                             100.0        100.0         100.0        100.0           (9.3)          (1.4)

Non-capital operating expenses:
          Salaries and employee benefits             63.4         71.4          67.7         70.4            2.3            2.4
          Other non-capital expenses                 24.6         28.1          25.6         29.2            3.5           12.3
                                                  ---------    ---------   -----------   ----------
                   Total non-capital expenses        88.0         99.6          93.3         99.6            2.6            5.1

Capital expenses:
          Depreciation and amortization               2.3          2.7           2.4          2.7            6.5           10.5
          Rent                                        8.3          8.0           8.7          8.0          (12.4)          (9.1)
          Interest                                    0.4          0.3           0.4          0.3          (41.6)         (36.0)
                                                  ---------    ---------   -----------   ----------
                   Total capital expenses            11.0         11.0          11.6         11.0           (9.6)          (6.1)
                                                  ---------    ---------   -----------   ----------
                   Total expenses                    99.0        110.6         104.9        110.5            1.3            3.9

Gain (loss) on sale of assets                         0.0          0.8           0.0          0.4            0.0            0.0
Interest income                                       0.8          0.5           1.0          0.5          (45.7)         (45.6)
                                                  ---------    ---------   -----------   ----------
Income (loss) before income taxes                     1.8         (9.2)         (3.9)        (9.6)        (588.0)         142.4
Income tax provision                                  0.0          0.0           0.0          0.0            0.0            0.0
                                                  ---------    ---------   -----------   ----------

Income (loss) before minority interest                1.8         (9.2)         (3.9)        (9.6)        (588.0)         142.4

Minority Interest                                     0.3          0.1           0.3          0.1          (78.4)         (56.5)
                                                  ---------    ---------   -----------   ----------

Net Income (Loss)                                     1.5         (9.3)         (4.3)        (9.7)        (689.1)         126.9
                                                  =========    =========   ===========   ==========


     The Company's net operating revenues decreased 9% and 1% to $5,528,000 and $11,505,000 for the three and six months ended December 31, 1996, respectively, as compared to $6,095,000 and $11,674,000 for the same periods in the prior fiscal year. The decrease was due to decreased utilization of the Company's Kansas facility, as well as the sale of the Company's Illinois operations in October 1996. Net operating revenues from the Company's Illinois operations were $915,000 for the six months ended December 31, 1995, as compared to $305,000 for the six months ended December 31, 1996. The number of patient days in the Company's core business decreased 4% to 12,545 for the six months ended December 31, 1996, from 13,059 for the same period in fiscal 1996. The decrease was primarily due to lower census levels at the Company's Kansas facility and the sale of the Company's Illinois operations in October 1996.

     In the Company's core business revenue per patient day decreased 9% and 1% to $518 and $536 for the three and six months ended December 31, 1996, respectively, as compared to $567 and $540 for the same periods in the prior fiscal year. Revenue per patient day was adversely affected by changes in service mix and competitive pressures to reduce healthcare costs which resulted in lower per diem rates.

     Total non-capital operating expenses for the three and six months ended December 31, 1996, increased 3% and 5%, to $5,504,000 and $11,455,000, respectively, from $5,364,000 and $10,896,000 during the same periods in the prior fiscal year. Salaries and employee benefits continue to be the primary component of the Company's non-capital operating expenses. Salaries and employee benefits increased 2% to $3,949,000 and $8,101,000 for the three and six months ended December 31, 1996, as compared to $3,862,000 and $7,908,000 for the same periods in the prior fiscal year. The increase resulted primarily from increased salaries and expenses related to the increased utilization of the Company's Colorado home health agencies. Salaries and employee benefits as a percentage of net operating revenues were 71% and 70% for the three and six months ended December 31, 1996, respectively, as compared to 63% and 68% for the same periods in the prior fiscal year.

     The Company's other non-capital operating expenses primarily consist of professional fees, purchased services and other operating expenses. For the three and six months ended December 31, 1996, the Company's other non-capital operating expenses increased 4% and 12%, to $1,555,000 and $3,354,000, respectively, as compared to $1,502,000 and $2,988,000 for the same periods in the prior fiscal year. This increase is primarily due to increased mileage reimbursement and purchased services related to increased utilization of the Company's Colorado home health agencies. The provision for doubtful accounts decreased to $99,000 and $217,000 for the three and six months ended December 31, 1996, respectively, from $124,000 and $250,000 for the same periods in the prior fiscal year. The provision for doubtful accounts as a percentage of revenues was 2% for the three and six months periods in fiscal 1996 and 1997.

     Total capital expenses decreased 10% and 6% during the three and six months ended December 31, 1996, to $608,000 and $1,268,000, respectively, as compared to $673,000 and $1,349,000 for the same periods in the prior fiscal year. Rent expense decreased 12% and 9% to $443,000 and $927,000 for the three and six months ended December 31, 1996, respectively, as compared to $506,000 and $1,020,000 for the same periods in the prior fiscal year. The decrease in rent expense is primarily due to lower rents paid under leases requiring payments on the basis of net revenue and patient volume at certain facilities, as well as the sale of the Company's Illinois operations in October 1996.

     Net interest income for the three and six months ended December 31, 1996, decreased to $10,000 and $30,000, respectively, as compared to $21,000 and $63,000 for the same periods in the prior fiscal year. This decrease is due to lower cash balances available for investment during the first six months of fiscal 1997.

     The Company reported a net loss for the three and six months ended December 31, 1996, of $517,000 and $1,128,000, respectively, as compared to a net income of $88,000 for the three months ended December 31, 1995, and a net loss of $497,000 for the six months ended December 31, 1995. The Company did not record a tax benefit for any of the periods reported because carrybacks of current losses against previous taxable earnings are no longer available.




                         LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had working capital of $5,473,000 compared to working capital of $6,519,000 at June 30, 1996. The Company had cash and cash equivalents of $2,670,000 at December 31, 1996, as compared to $3,439,000 at June 30, 1996.

     During the six months ended December 31, 1996, the Company's operating activities used $373,000 of available cash resources, as compared to cash used for operating activities of $2,337,000 during the same period in the prior fiscal year. The cash used for operating activities during the six months ended December 31, 1996, primarily reflects amounts necessary to fund the Company's net operating losses. The cash used for operating activities during the six months ended December 31, 1995, primarily reflects funding of working capital for the Company's Colorado outpatient facilities and amounts necessary to fund the Company's net operating losses. Cash used for investment activities during the six months ended December 31, 1996, was $294,000, as compared to cash used for investment activities of $437,000 during the same period in the prior fiscal year.

     Net patient accounts receivable, which excludes amounts due from intermediaries, was $5,023,000 at December 31, 1996, compared to $4,739,000 at June 30, 1996. At December 31, 1996, the Company had an allowance for doubtful accounts of $1,420,000, as compared to $1,445,000 at June 30, 1996. The number of average days of revenue outstanding, excluding the revenues and receivables related to litigation patients, was 74 days at December 31, 1996.

     It has been the Company's practice to admit selected patients who are seeking monetary recovery in pending litigation with third parties. These patients are directly obligated to pay the Company for services rendered, although the timing of collection is determined by the settlement of their litigation and is beyond the control of the Company. For this reason, liens are generally placed against pending insurance settlements. Prior to admitting such patients, the Company and its counsel evaluate the merits of the patient's case, the anticipated cost of services to be provided and the likelihood of the patient's successful recovery of damages in litigation. Once the patient is admitted, the Company and its counsel monitor the status of the litigation. There can be no assurance, however, that the Company will ultimately be reimbursed for all the services it provides to such patients. At December 31, 1996, accounts receivable related to these litigation patients totaled $593,000, as compared to $444,000 at June 30, 1996. These litigation patient receivables accounted for an additional 10 average days revenue outstanding at December 31, 1996.

     The Company's amount due from Medicare intermediaries of $223,000 at December 31, 1996 includes amounts the Company anticipates it will receive on cost report settlements for its Colorado home health agencies. Such amount also includes amounts the Company expects to receive upon regulatory approval of the Company's annual application for an exception from the routine cost limitation ("RCL") under the Medicare program for fiscal years 1992 through 1996 and the six months ended December 31, 1996, for its Gardner, Kansas facility. Medicare reimbursement is generally based upon reasonable direct and indirect allowable costs incurred in providing services. At the Company's inpatient facilities these costs are subject to the RCL. Requests have been submitted for fiscal years 1992 through 1994 for the Gardner, Kansas facility. The Company intends to file such a request for its Kansas facility for fiscal years 1995 and 1996. The requests are based upon atypical costs incurred at the Kansas facility in the treatment of patients who receive substantially more intensive services than those generally received in Skilled Nursing Facilities. There can be no assurance that the Company will collect in full the amounts it has requested or intends to request, nor can there be an assurance as to the timing of any such collection. An initial three year "exemption" from the RCL for the Company's Kansas facility expired June 1990.

     The Company has no current material commitments for capital expenditures, except for those in connection with the Company's acquisitions as described above. The Company also expects to make routine capital improvements to its facilities in the normal course of business.

     The Company intends to use a portion of its cash balance to finance internal development of its outpatient rehabilitation business line. The Company will also expand its existing facilities and programs when such expansion meets the Company's investment criteria. The Company has a line-of-credit of $1,000,000 from a bank. The draws on the line-of-credit are secured by a cash deposit. At December 31, 1996, the Company had $60,000 outstanding under the line-of-credit. The Company will need to obtain access to additional capital, through bank loans or otherwise, in order to fund any significant acquisition opportunities. The Company believes that its existing cash, credit line and cash flows from operations, will be sufficient to satisfy the Company's estimated operating cash requirements for its existing facilities for the next twelve months.

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

                                 INTERIM PERIODS

     The Company believes that all the necessary adjustments have been included in the amounts shown in the unaudited consolidated financial statements contained in Item 1 above, for the three and six months ended December 31, 1995 and 1996, to state fairly and consistently the results of such interim periods. This includes all normal recurring adjustments that the Company considers necessary for a fair statement thereof, in accordance with generally accepted accounting principles applied in a consistent manner. This report should be read in conjunction with the Company's Annual Report on Form 10-K.

                           PART II: OTHER INFORMATION


Item 1.           Legal Proceedings - None.

Item 2.           Changes in Securities - None.

Item 3.           Defaults Upon Senior Securities - None.

Item 4.           Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on November 21, 1996, the Company's stockholders voted in favor of: (i) the election of three directors to the Company's Board of Directors, and (ii) the ratification of Arthur Andersen LLP as the Company's independent auditors. The number of votes for, withheld and against, as well as the number of abstentions and broker non-votes as to each matter approved at the Annual Meeting of Stockholders were as follows:

                                                                 Broker
Matter                       For    Withheld  Against  Abstain   Non-Votes
Election  of Directors:

Harvey Wm. Glasser, M.D.  8,236,182     0      N/A       N/A        0
Robert Rush               8,236,614     0      N/A       N/A        0
Edward Stolman            8,234,948     0      N/A       N/A        0

Arthur Andersen LLP:      6,632,244    N/A   26,680      N/A        0

Item 5.           Other Information - None.

Item 6.           Exhibits - 27.1 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MEADOWBROOK REHABILITATION GROUP, INC.

DATE:  February  13, 1997                 By        /s/ Harvey Wm. Glasser, M.D.
                                             -----------------------------------
                                                   Harvey Wm. Glasser, M.D.
                                           President and Chief Executive Officer