Form 10-K/A
period 1996-06-30
MEADOWBROOK REHABILITATION GROUP INC
filed 1997-05-06
CIK 852164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-K/A
      (Mark One)

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

         Part III of this Form 10-K incorporates by reference information from the Registrant's proxy statement with respect to the 1996 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS
                                                                            Page

PART I.           ..........................................................   3

         ITEM 1.    BUSINESS................................................   3

         ITEM 2.    PROPERTIES..............................................  12

         ITEM 3.    LEGAL PROCEEDINGS.......................................  14

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS.................................................  14

PART II.          ..........................................................  15

         ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS.............................  15

         ITEM 6.    SELECTED FINANCIAL DATA.................................  16

         ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........  17

         ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............  26

         ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE.....................  26

PART III.          .........................................................  27

         ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                    REGISTRANT..............................................  27

         ITEM 11.   EXECUTIVE COMPENSATION..................................  27

         ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT..........................................  27

         ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS............................................  27

PART IV.           .........................................................  28

         ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                    REPORTS ON FORM 8-K.....................................  28

SIGNATURES                 .................................................  31

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


Acute, Subacute and Post-Acute Facilities              Location             Capacity (1)       Date Opened
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

ITEM  6. SELECTED FINANCIAL DATA

         The following amends and restates in its entirety Item 6 of the Registrant's Form 10-K for the fiscal year ended June 30, 1996.

                                                                     Year Ended June 30,
                                             --------------------------------------------------------------
                                               1992         1993        1994          1995          1996
                                               ----         ----        ----          ----          ----
                                                      (In thousands, except per share data)
Statements of Operations Data:(1)
Net operating revenues                        $33,805       $28,650      $18,052      $19,974      $23,623
Non-capital operating expenses:(2)
  Salaries and employee benefits               16,550        15,905       11,107       12,036       15,189
  Provision for doubtful accounts                 974         3,681        1,099        1,371          584
  Other non-capital operating expenses          7,638         8,639        6,353        5,821        5,986
  Write-off of intangible assets                   --            --           --        1,030           --
                                             ---------    ----------    ---------   ----------    ---------
    Total non-capital operating expenses       25,162        28,225       18,559       20,258       21,759
                                             ---------    ----------    ---------   ----------    ---------
Capital expenses:(2)
  Depreciation and amortization                   508           497          479          543          586
  Rent                                          3,096         3,085        2,223        2,351        1,953
  Interest expense (income)                       227         (201)        (193)           26         (114)
                                             ---------    ----------    ---------   ----------    ---------
    Total capital expenses                      3,831         3,381        2,509        2,920        2,425
                                             ---------    ----------    ---------   ----------    ---------
Restructuring charges                              --         1,041          675          310           --
Settlement of litigation                           --            --        1,438           --           --
                                             ---------    ----------    ---------   ----------    ---------
          Total expenses                       28,993        32,647       23,181       23,488       24,184
                                             ---------    ----------    ---------   ----------    ---------
Income (loss) before income taxes               4,812       (3,997)      (5,129)      (3,514)         (561)
Income tax provision (benefit) before
     minority interest                          1,925       (1,244)        (787)         (93)           --
                                             ---------    ----------    ---------   ----------    ---------
Net income (loss) before minority interest     $2,887      ($2,753)     ($4,342)     ($3,421)        ($561)
Minority interest                                 ---           ---           30          108           29
                                             ---------    ----------    ---------   ----------    ---------
Net income (loss)                              $2,887      ($2,753)     ($4,372)     ($3,529)        ($590)
                                             =========    ==========    =========   ==========    =========
Net income (loss) per common share              $1.70       ($1.42)      ($2.26)      ($1.82)       ($0.31)
Weighted average common shares used in per
     common share calculation                   1,700         1,943        1,939        1,937        1,930



                                                                        At June 30,
                                             --------------------------------------------------------------
                                               1992         1993          1994         1995         1996
                                               ----         ----          ----         ----         ----
                                                                     (In thousands)
Balance Sheet Data: (1)
Working capital                              $19,825       $16,451      $11,889       $7,711       $6,519
Total assets                                  24,561        23,058       18,587       16,304       14,840
Long-term liabilities and capital lease
     obligations                                  96           129          550        1,074          658
Stockholders' equity                          21,444        18,721       14,249       10,677       10,086

    (1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trends and Recent Events" for a description of certain acquisitions and dispositions which affect the period-to-period comparability of the financial information shown in the table.

    (2) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for an explanation of management's evaluation of trends in capital and non-capital operating expenses depicted in the table. The significance of breaking out "non-capital operating expenses" is to distinguish for the reader those costs that are controllable and those that are not controllable in the short term. Capital operating expenses are generally fixed in the short term. Non-capital operating expenses are generally variable in the short term, and are therefore subject to faster management intervention as business conditions change.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS AND RESULTS OF OPERATIONS

     The  following   amends  and  restates  in  its  entirety  Item  7  of  the
Registrant's Form 10-K for the fiscal year ended June 30, 1996.

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

     The Company's recent operating losses and the funding of initial working capital for its recently acquired Colorado outpatient clinics and home health agencies have substantially reduced its available working capital. The Company's working capital has fallen from $7,711,000 at June 30, 1995 to $6,519,000 on June 30, 1996. In fiscal 1996, the Company's operating activities used cash of $2,001,000. This amount includes $728,000 withheld at June 30, 1996, by the Company's intermediary on the basis of amounts due by the previous owner of the Colorado home health agencies for final settlement of the home health agencies' cost reports for 1992 through 1995. In addition, cash used for operating activities includes $1,447,000 of working capital funding for its recently acquired Colorado operations. While the Company believes that its working capital will be sufficient to sustain the Company's needs for the next twelve months, the Company's ability to continue to fund its operations thereafter is dependent on the Company achieving profitability and positive cash flows from operating activities. The Company has a $1,000,000 bank line-of-credit which would require a $500,000 bank deposit if drawn. Otherwise, the Company currently does not have access to additional capital. There can be no assurance that in the future the Company will not experience a shortage of available cash necessary to operate its business.

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

     On May 12, 1995, the new owner of five of the Florida outpatient clinics managed by the Company advised the Company that its management contracts were terminated. As a result, during the fourth quarter of fiscal 1995 the Company recorded a charge of $1,030,000 to write-off intangible assets recorded as part of the fiscal 1994 acquisition. The intangible assets written-off include goodwill and a non-compete agreement with a physician with whom the Company had entered into management contracts. The charge is classified as an operating expense. The Company does not agree that such contracts may be terminated and has filed suit to protect its legal rights.

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

                              RESULTS OF OPERATIONS

     The following table sets forth the relationship, as a percentage of net operating revenues, of certain items included in the Company's consolidated statements of operations for the periods indicated:


                                                      Year ended June 30,
                                               ---------------------------------
   Statements of Operations Data:              1994           1995          1996
                                               ----           ----          ----

   Net operating revenues                      100.0%        100.0%      100.0%

   Non-capital operating expenses:
      Salaries and employee benefits            61.5          60.3        64.3
      Provision for doubtful accounts            6.1           6.9         2.5
      Other non-capital operating expenses      35.2          29.1        25.3
      Write-off of intangible assets              --           5.2          --
                                              -------       -------      ------
        Total non-capital operating expenses   102.8         101.5        92.1
                                              -------       -------      ------

   Capital expenses:
      Depreciation and amortization              2.7           2.7         2.5
      Rent                                      12.3          11.8         8.3
      Interest (income) expense                 (1.1)          0.1        (0.5)
                                              -------       -------      ------
         Total capital expenses                 13.9          14.6        10.3
                                              -------       -------      ------

   Restructuring charges                         3.7           1.6          --
   Settlement of litigation                      8.0            --          --
                                              -------       -------      ------
         Total expenses                        128.4         117.7       102.4
                                              -------       -------      ------
   Income (loss) before income taxes           (28.4)        (17.7)       (2.4)
   Income tax provision (benefit) before
   minority interest                            (4.4)        ( 0.5)         --
                                              -------       -------      ------
   Net (loss) before minority interest         (24.0)        (17.2)       (2.4)
   Minority interest                             0.2           0.5         0.1
                                              -------       -------      ------
   Net (loss)                                  (24.2)%       (17.7)%      (2.5)%
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

     In the table above and in the following discussion, the Company distinguishes between capital and non-capital operating expenses. This distinction is made to clarify those costs that are controllable from those costs that are not controllable in the short term. Capital operating expenses such as rent are generally fixed in the short term. Non-capital operating expenses such as employee costs are generally variable in the short term and are therefore subject to faster management intervention as business conditions change.

     Total non-capital operating expenses for the year ended June 30, 1996 increased 7% to $21,758,000 from $20,258,000 during the prior fiscal year. This increase primarily resulted from the acquisition of the Colorado outpatient clinics and home health agencies. Salaries and employee benefits continue to be the primary component of the Company's non-capital operating expenses. Salaries and employee benefits increased 26% to $15,189,000 for the year ended June 30, 1996, as compared to $12,036,000 for the same period in the prior fiscal year. This increase is largely due to the inclusion of salaries and employee benefits for the Colorado outpatient clinics and home health agencies. Salaries and employee benefits as a percentage of net operating revenues increased to 64% for the year ended June 30, 1996, as compared to 60% in the prior fiscal year.

     The Company's other non-capital operating expenses primarily consists of professional fees, purchased services and other operating expenses. For the year ended June 30, 1996 other non-capital expenses decreased 13% to $5,986,000, as compared to $6,851,000 for the same period in the prior fiscal year. The decrease is primarily due to the inclusion in non-capital operating expenses of a $1,030,000 write-off of intangible assets during fiscal 1995 in connection with the termination of contracts acquired in 1994, which provided for the Company to manage outpatient rehabilitation clinics in Florida. The provision for doubtful accounts decreased 57% to $584,000 for the year ended June 30, 1996, from $1,371,000 for the prior fiscal year. The provision for doubtful accounts as a percentage of net operating revenues was 2.5% for the year ended June 30, 1996, as compared to 6.9% for the prior fiscal year. The reduction in the provision is due to lower provision rates for the Company's outpatient clinics and home health business lines. In addition, the provision for doubtful accounts for the year ended June 30, 1995 includes a charge of $700,000 for the write-off of two litigation receivables in which the patients were unsuccessful in their third party litigation.

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

     Total non-capital operating expenses for the fiscal year ended June 30, 1995 increased to $20,258,000 from $18,559,000 in the prior year, reflecting an increase of approximately 9%. Salaries and employee benefits were the primary component of the Company's non-capital operating expenses. Salaries and employee benefits increased 8% to $12,036,000 for the fiscal year ending June 30, 1995, as compared to $11,107,000 for fiscal 1994. The increase in salaries and employee benefits resulted from expenses incurred at the outpatient clinics in Florida and the partial psychiatric hospitalization program. This increase was partially offset by the closure of the Arlington, Texas facility in the first quarter of fiscal 1995.

     The Company's other non-capital operating expenses for the fiscal year ended June 30, 1995, increased 8% from $6,353,000 in fiscal 1994 to $6,851,000 in fiscal 1995. The Company's provision for doubtful accounts increased 25% to $1,371,000 for the year ended June 30, 1995, from $1,099,000 for fiscal 1994.
The increase was due to a $700,000 write-off of two litigation receivables during the fourth quarter in which the patients were unsuccessful in their third party litigation. The provision for doubtful accounts as a percentage of revenues was 7% for the fiscal year ended June 30, 1995, as compared to 6% for fiscal 1994. In addition, the Company recorded a charge of $1,030,000 to write-off intangible assets recorded as part of its fiscal 1994 Florida outpatient clinic acquisition. See "Trends and Recent Events". These increases were partially offset by a 19% decrease in purchased services from $3,724,000 in fiscal 1994 to $3,023,000 in fiscal 1995. This decrease reflects a reduction in registry and temporary labor in the Company's core facilities.

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

     During fiscal 1995, the Company recorded a restructuring charge of $310,000 related to the closure of its psychiatric partial hospitalization program. See "Trends and Recent Events".

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  following   amends  and  restates  in  its  entirety  Item  8  of  the
Registrant's Form 10-K for the fiscal year ended June 30, 1996.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                                                                  Reference Page
                                                           Attached Consolidated
                                                            Financial Statements

(a)   1.   Consolidated financial statements:

           Report of Independent Public Accountants........................  2

           Consolidated Balance Sheets at June 30, 1995 and 1996..........   3

           Consolidated Statements of Operations for the Years
                   Ended June 30, 1994, 1995 and 1996.....................   4

           Consolidated Statements of Stockholders' Equity for the
                   Years Ended June 30, 1994, 1995 and 1996...............   5

           Consolidated Statements of Cash Flows for the Years
                   Ended June 30, 1994, 1995 and 1996.....................   6

           Notes to Consolidated Financial Statements.....................   7

      2.   Financial statement schedules for the years ended June 30,
                   1994, 1995 and 1996:

           II      -   Valuation and Qualifying Accounts..................   19

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


DATE:    May 6, 1997               MEADOWBROOK REHABILITATION GROUP,
                                   INC.

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

         Signature                    Title                         Date
         ---------                    -----                         ----
HARVEY WM. GLASSER, M.D.      Chief Executive Officer,               May 6, 1997
------------------------      President   and  Treasurer
Harvey Wm. Glasser, M.D.      (Principal Executive Officer)


JAMES F. MURPHY               Vice President and                     May 6, 1997
------------------------      Chief Financial Officer
James F. Murphy               (Principal Accounting Officer
                              and Principal Financial Officer)

KENNETH BARBER                Director                               May 6, 1997
------------------------
Kenneth Barber

ROBERT RUSH                   Director                               May 6, 1997
------------------------
Robert Rush

EDWARD STOLMAN                Director                               May 6, 1997
------------------------
Edward Stolman

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





                                                             ARTHUR ANDERSEN LLP
San Francisco, California
September 10, 1996
(except with respect to
the matters discussed in
Note 12, as to which the
date is May 6, 1997.)


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




                        MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                           FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996

                                                              1994             1995               1996
                                                          ------------     ------------      ------------
     NET OPERATING REVENUES                               $18,051,614      $19,973,613       $23,622,560

     OPERATING EXPENSES:
           Salaries and employee benefits                  11,106,803       12,036,473        15,189,173
           Professional fees and purchased services         3,724,439        3,023,225         2,509,166
           Provision for doubtful accounts                  1,098,744        1,371,151           583,661
           Other operating expenses                         2,628,991        2,797,809         3,476,400
           Depreciation and amortization                      478,745          542,890           586,180
           Rent -
             To unrelated parties                           1,538,738        1,764,617         1,540,634
             To related parties                               683,915          586,518           412,468
           Restructuring charges                              675,000          310,000               -
           Write-off of intangible assets                         -          1,029,767               -

                                                          ------------     ------------      ------------
                Total operating expenses                   21,935,375       23,462,450        24,297,682
                                                          ------------     ------------      ------------
                Loss from operations                       (3,883,761)      (3,488,837)         (675,122)
                                                          ------------     ------------      ------------
     OTHER (INCOME) EXPENSE:
           Interest (income) expense, net                    (192,700)          25,536          (113,834)
            Settlement of litigation                         1,437,500              -                -
                                                          ------------     ------------      ------------
                Total other (income) expense                1,244,800           25,536          (113,834)
                                                          ------------     ------------      ------------
                Loss before income taxes                   (5,128,561)      (3,514,373)         (561,288)
     INCOME TAX BENEFIT                                      (787,313)         (92,890)              -
                                                          ------------     ------------      ------------
                Loss before minority interest              (4,341,248)      (3,421,483)         (561,288)

     MINORITY INTEREST IN EARNINGS OF
      CONSOLIDATED SUBSIDIARIES                                30,267          107,642            29,016
                                                          ------------     ------------      ------------
                Net loss                                  ($4,371,515)     ($3,529,125)        ($590,304)
                                                          ============     ============      ============
     NET LOSS PER COMMON SHARE                                 ($2.26)          ($1.82)           ($0.31)
                                                          ============     ============      ============
     WEIGHTED AVERAGE COMMON AND COMMON
       EQUIVALENT SHARES OUTSTANDING                        1,938,551        1,936,703         1,930,349
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


Long-Lived Assets

     The Company reviews the carrying value of its long-lived assets at least quarterly to determine if facts and circumstances exist which suggest that the long-lived assets may be impaired or that the amortization period needs to be modified. Among the factors the Company considers in making the evaluation are changes in market position, reputation, profitability and geographic penetration, as well as technological obsolescence. If there are indications that the impairment is probable, the Company will prepare a projection of the undiscounted cash flows of the related operation and determine if the long-lived asset is recoverable based on such projected undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying value of the asset to its fair value.

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

     On May 12, 1995, the new owner of five of the Florida outpatient clinics managed by the Company advised the Company that its management contracts were terminated. As a result, during the fourth quarter of fiscal 1995 the Company recorded a charge of $1,029,767 to write-off intangible assets recorded as part of the fiscal 1994 acquisition. The intangible assets written-off include goodwill and a non-compete agreement with a physician with whom the Company had entered into management contracts. The charge is classified as an operating expense. The Company does not agree that such contracts may be terminated and has filed suit to protect its legal rights.

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

12.  SUBSEQUENT EVENTS:

     The 1995 Statement of Operations has been reclassified to include the write-off of intangible assets within operating expenses and exclude it from other expense.

Sale of Georgia Operations

     On March 31, 1997, Meadowbrook Rehabilitation Group, Inc. sold the business and assets of Meadowbrook Rehabilitation Group of Georgia, Inc. (the "Subsidiary"), a wholly owned subsidiary of the Company. The Company also sold all of the outstanding stock of the Subsidiary in a separate transaction with the same purchaser. As part of the transaction, the Company received $1,250,000 in cash for the sale of the business and assets of the Subsidiary. In addition, the Company received $50,000 in cash for the sale of all of the outstanding stock of the Subsidiary. The assets and liabilities sold consisted primarily of property and equipment with a net book value of approximately $750,000. The Company recognized a gain on the sale of approximately $530,000.

     The following summary, prepared on a proforma basis, combines the unaudited consolidated results of the Company's operations as if the sale had occurred at the beginning of the period presented, after including the impact of certain adjustments, such as: the elimination of operating results of the Georgia operations, increased interest income on the proceeds, increased reimbursement form Medicare, a reduction in corporate office expenses, and excluding the gain on sale.

                                                           Year Ended June 30,
                                                                  1996
                                                              (unaudited)
                                                           -----------------
Net operating revenue                                         $17,738,489
Net loss before minority interest                                (328,076)
Minority interest in earnings of consolidated subsidiary           29,016
Net loss                                                         (357,092)
Net loss per share                                            $     (0.18)


     The proforma results are not necessarily indicative of what actually would have occurred if the disposition had occurred on July 1, 1995. In addition, they are not intended to be a projection of future results.

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