Form 10-Q
period 1997-03-31
MEADOWBROOK REHABILITATION GROUP INC
filed 1997-05-14
CIK 852164

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-Q

    (Mark One)

     [  X   ]              QUARTERLY REPORT UNDER SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ______

     At May 14, 1997, the latest practicable date, there were 1,157,244 outstanding shares of Class A Common Stock, $.01 par value per share, and 773,000 outstanding shares of Class B Common Stock, $.01 par value per share.

                                TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION

Page
         Item 1.   Financial Statements
                   Consolidated Balance Sheets        .....................  3
                   Consolidated Statements of Operations ..................  4
                   Consolidated Statements of Cash Flows ..................  5
                   Consolidated Statements of Stockholders' Equity.........  6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations
                   Trends and Recent Events  ..............................  7
                   Results of Operations     .............................. 11
                   Liquidity and Capital Resources    ..................... 13
                   Impact of Accounting Statements    ..................... 15
                   Interim Periods  ....................................... 15

PART II: OTHER INFORMATION

         Item 1.   Legal Proceedings  ..................................... 16
         Item 2.   Changes in Securities     .............................. 16
         Item 3.   Defaults Upon Senior Securities    ..................... 16
         Item 4.   Submission of Matters to a Vote of Security Holders  ... 16
         Item 5.   Other Information  ..................................... 16
         Item 6.   Exhibits  .............................................. 16

SIGNATURES        ......................................................... 17


                                   Part I: FINANCIAL INFORMATION (Item 1. - Financial Statements)

                                       MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS



                                                                                                       June 30,            March 31,
                                                                                                         1996                1997
                                                                                                     -------------     -------------

                                                                                                                         (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                                         $  3,439,440      $  3,390,993
   Restricted cash                                                                                        311,000           249,000
   Patient accounts receivable, less allowance for doubtful accounts
      of $1,445,000 and $1,351,000 respectively                                                         4,738,957         5,122,109
   Due from intermediaries                                                                                331,918             9,630
   Income tax refund receivable                                                                           140,362            48,945
   Other receivables                                                                                    1,264,444           970,246
   Prepaid expenses and other assets                                                                      376,898           179,145
                                                                                                     -------------     -------------
      Total current assets                                                                             10,603,019         9,970,068
                                                                                                     -------------     -------------

PROPERTY AND EQUIPMENT, at cost:
   Land and buildings                                                                                     683,770                --
   Furniture and equipment                                                                              2,993,965         2,155,797
   Leasehold improvements                                                                                 783,614           648,512
                                                                                                     -------------     -------------
                                                                                                        4,461,349         2,804,309
   Less:  accumulated depreciation                                                                     (2,095,193)       (1,615,640)
                                                                                                     -------------     -------------
      Net property and equipment                                                                        2,366,156         1,188,669
                                                                                                     -------------     -------------

OTHER ASSETS:
  Goodwill and intangible assets                                                                        1,870,555         1,820,472
                                                                                                     -------------     -------------

                            TOTAL ASSETS                                                             $ 14,839,730      $ 12,979,209
                                                                                                     =============     =============

CURRENT LIABILITIES:
   Short-term borrowings and current maturities of notes payable                                     $    657,724      $    420,277
   Current maturities of capital lease obligations                                                         32,803            29,528
   Accounts payable                                                                                     1,226,053         1,422,073
   Accrued payroll and employee benefits                                                                1,101,168         1,052,488
   Other accrued liabilities                                                                            1,065,820           626,506
                                                                                                     -------------     -------------

      Total current liabilities                                                                         4,083,568         3,550,872
                                                                                                     -------------     -------------

LONG-TERM LIABILITIES:
   Capital lease obligations                                                                               21,815             2,981
   Note payable and other long-term liabilities                                                           636,255           377,975
                                                                                                     -------------     -------------
      Total long-term liabilities                                                                         658,070           380,956
                                                                                                     -------------     -------------

                            TOTAL LIABILITIES                                                           4,741,638         3,931,828
                                                                                                     -------------     -------------

MINORITY INTEREST IN EQUITY OF CONSOLIDATED SUBSIDIARIES                                                   11,665                --
                                                                                                     -------------     -------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value:
      Class A -- 15,000,000 shares authorized; 1,157,244 shares issued and outstanding
           at June 30, 1996 and March 31, 1997                                                             11,572            11,572
      Class B -- 5,000,000 shares authorized; 773,000 shares issued and outstanding
           at June 30, 1996 and March 31, 1997                                                              7,730             7,730
   Paid-in capital                                                                                     17,908,122        17,908,122
   Retained deficit                                                                                    (7,840,997)       (8,880,043)
                                                                                                     -------------     -------------

      Total stockholders' equity                                                                       10,086,427         9,047,381
                                                                                                     -------------     -------------

                            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 14,839,730      $ 12,979,209
                                                                                                     =============     =============



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



                                   Part I: FINANCIAL INFORMATION (Item 1. - Financial Statements)

                                       MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                        3-Mths Ended March 31,            9-Mths Ended March 31,
                                                                        1996             1997             1996            1997

                                                                    (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
                                                                   -------------    -------------     -------------    -------------

NET OPERATING REVENUES                                              $  6,321,363     $  5,508,323     $ 17,995,272     $ 17,013,035

OPERATING EXPENSES:
   Salaries and employee benefits                                      3,866,016        3,824,664       11,774,074       11,926,130
   Professional fees and purchased services                              706,177          529,770        1,940,085        1,887,597
   Provision for doubtful accounts                                       145,677          129,147          395,532          346,381
   Other operating expenses                                              906,770          882,961        2,411,091        2,658,606
   Depreciation and amortization                                         147,815          139,147          427,308          448,109
   Rent:
      To unrelated parties                                               406,822          303,237        1,222,772        1,038,016
      To related parties                                                 106,399           97,920          310,134          289,708
    Gain on sale of assets                                                    --         (488,240)              --         (530,942)
                                                                   -------------    -------------     -------------    -------------

      Total operating expenses                                         6,285,676        5,418,606       18,480,996       18,063,605
                                                                   -------------    -------------     -------------    -------------

      Income (loss) from operations                                       35,687           89,717         (485,724)      (1,050,570)
                                                                   -------------    -------------     -------------    -------------

OTHER (INCOME) EXPENSE:
   Interest income                                                       (37,529)         (24,021)        (150,664)         (85,564)
   Interest expense                                                       21,928           15,394           71,914           47,380
                                                                   -------------    -------------     -------------    -------------

      Net other income                                                   (15,601)          (8,627)         (78,750)         (38,184)
                                                                   -------------    -------------     -------------    -------------

      Income (loss) before income taxes                                   51,288           98,344         (406,974)      (1,012,386)

INCOME TAX  PROVISION                                                         --               --               --               --
                                                                   -------------    -------------     -------------    -------------


     NET INCOME (LOSS) BEFORE MINORITY INTEREST                     $     51,288     $     98,344     ($   406,974)    ($ 1,012,386)

MINORITY INTEREST IN EARNINGS OF
CONSOLIDATED SUBSIDIARIES                                                 17,495            9,871           56,052           26,660
                                                                   -------------    -------------     -------------    -------------


      NET INCOME (LOSS)                                             $     33,793     $     88,473     ($   463,026)    ($ 1,039,046)
                                                                   =============    =============     =============    =============

NET INCOME (LOSS) PER SHARE (primary and fully diluted)             $       0.02     $       0.05     ($      0.24)    ($      0.54)
                                                                   =============    =============     =============    =============


WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                       1,930,244        1,930,244        1,930,384        1,930,244
                                                                   =============    =============     =============    =============




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




                                    Part I: FINANCIAL INFORMATION (Item 1 - Financial Statements)

                                       MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        9-Mths Ended March 31,
                                                                                                     1996                    1997
                                                                                                -----------             -----------
                                                                                                 (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                     ($  463,026)            ($1,039,046)
   Adjustments to reconcile net income to net cash
        provided by (used for) operations:
     Depreciation and amortization                                                                  427,308                 448,109
     Loss (gain) on sale of assets                                                                      413                (530,942)
     Minority interest expense                                                                       56,052                  26,660
     Changes in assets and liabilities:
     (Increase) in patient receivables                                                           (1,535,816)               (383,152)
     Decrease in amounts due from intermediaries                                                    215,087                 322,288
     Decrease in income tax refund receivable                                                        29,638                  91,417
     (Increase) decrease in other receivables                                                      (975,758)                294,198
     Decrease in prepaid expenses and other current assets                                           18,979                 197,753
     Decrease in accounts payable and accrued liabilities                                          (165,086)               (190,458)
                                                                                                -----------             -----------
     Cash used for operating activities                                                          (2,392,209)               (763,173)
                                                                                                -----------             -----------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
   Additions to property and equipment                                                             (418,510)               (149,246)
   Payments on prior purchase of outpatient clinics                                                (123,432)               (318,224)
   Proceeds from sale of assets                                                                      15,093               1,459,652
                                                                                                -----------             -----------
     Cash provided by (used for) investment activities                                             (526,849)                992,182
                                                                                                -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term notes borrowings                                                                      444,609                 273,002
   Long-term notes borrowings                                                                        34,124                      --
   Payments of capital lease obligations                                                            (97,305)                (22,113)
   Payments of short-term notes payable                                                            (754,571)               (546,599)
   Reduction in restricted cash                                                                     359,000                  62,000
   Payments to minority shareholders                                                                (65,202)                (43,746)
                                                                                                -----------             -----------
     Cash used for financing activities                                                             (79,345)               (277,456)
                                                                                                -----------             -----------
     Net decrease in cash                                                                        (2,998,403)                (48,447)

CASH, BEGINNING OF PERIOD                                                                         6,307,307               3,439,440
                                                                                                -----------             -----------
CASH, END OF PERIOD                                                                             $ 3,308,904             $ 3,390,993
                                                                                                ===========             ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Noncash activities:
     Property additions financed with notes payable                                             $    53,024             $        --
     Property additions financed with capital leases                                                 76,020                      --
     Liability resulting from purchase of outpatient clinics                                        120,480                      --

   Payments:
     Interest paid                                                                                   33,128                  51,626
     Income taxes paid                                                                               17,700                  20,900



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


                                   Part I: FINANCIAL INFORMATION (Item 1. - Financial Statements)

                                       MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                         Common Stock                                                    Total
                                        ------------------------------------------
                                                Class A               Class B            Paid-in        Retained      Stockholders'
                                        ---------------------- -------------------
                                            Shares     Amount     Shares    Amount       Capital         Deficit        Equity
                                        ------------ --------- ----------  --------  ---------------  -------------  -------------

BALANCE, JUNE 30, 1995                    1,157,662   $11,577    773,000    $7,730      $17,908,117    ($7,250,693)   $10,676,731

         Cancellation of shares                (418)       (5)       ---       ---                5            ---            ---
         Net loss                               ---       ---        ---       ---              ---       (590,304)      (590,304)
                                        ------------ --------- ----------  --------  ---------------  -------------  -------------

BALANCE, JUNE 30, 1996                    1,157,244   $11,572    773,000    $7,730      $17,908,122    ($7,840,997)   $10,086,427

         Net loss                               ---       ---        ---       ---              ---     (1,039,046)    (1,039,046)
                                        ------------ --------- ----------  --------  ---------------  -------------  -------------

BALANCE, MARCH 31, 1997                   1,157,244   $11,572    773,000    $7,730      $17,908,122    ($8,880,043)    $9,047,381
                                        ============ ========= ==========  ========  ===============  =============  =============


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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                            TRENDS AND RECENT EVENTS


o     Loss History; Liquidity Risks.

     The Company has incurred significant losses in each of the last three fiscal years, and the first nine months of fiscal 1997. The Company's future profitability is dependent on a number of factors, including increased volume and revenues at the Company's operating locations, and a reduction in the Company's expenses as a percentage of its total operating revenues. There can be no assurance as to the Company's future profitability.

     The Company's recent operating losses have substantially reduced its available working capital. For the nine months ended March 31, 1997, the Company's operating activities used cash of $763,000, although, as a result of the sale of the Company's Georgia operations for cash, working capital decreased only slightly to $6,419,000 at March 31, 1997 from $6,519,000 at June 30, 1996.
While the Company believes that its working capital will be sufficient to sustain the Company's needs for the next 12 months, the Company's ability to continue to fund its operations thereafter is dependent on the Company achieving profitability and positive cash flows from operating activities. The Company has a $1,000,000 bank line-of-credit which would require a $500,000 bank deposit if withdrawn. Otherwise, the Company currently does not have access to additional capital. There can be no assurance that in the future the Company will not experience a shortage of available cash necessary to operate its business.

o     Consideration of Strategic Alternatives

     As a result of continued operating losses, the Board of Directors has decided to sell certain assets. On March 31, 1997, the Company sold all of its Georgia operations, consisting of a neurobehavioral program, a subacute program operated under a management agreement, and a post acute program. In addition, earlier in the current fiscal year the Company sold its post acute program in Illinois and its outpatient rehabilitation clinics in Alaska. The Board is continuing to evaluate the Company's strategic direction and alternatives. The alternatives under consideration by the Board include, among other things, a merger or other business combination and/or additional sales of assets. There can be no assurance that any such alternatives will be available on favorable terms, if at all.

     Among the alternatives under consideration is the sale of the Company's Florida outpatient rehabilitation clinics. The Company's balance sheet at March 31, 1997 includes net assets of approximately $2,633,000 including $1,469,000 in goodwill and other intangible assets related to these clinics. Based on preliminary discussions with potential purchasers, the sale price for the Florida clinics would likely be significantly less than the carrying value of the related net assets. Accordingly, in the event of a sale, the Company would likely record a significant loss.

     Harvey Wm. Glasser, M.D., the Company's majority stockholder, has indicated his view that the Company's business should not necessarily be limited to medical rehabilitation or the healthcare field generally and that, if presented with an appropriate opportunity, the Company should consider investing proceeds from any asset sales in non-healthcare businesses. As a result, the nature of the Company's business could change significantly. Dr. Glasser holds a majority of the combined voting power of the Company's two classes of common stock and accordingly has the ability to effect a change in management or to cause or prevent a significant corporate transaction regardless of how other stockholders might vote.

o     Sale of Georgia Operations.

     On March 31, 1997, the Company sold its Georgia operations, consisting of a neurobehavioral program, a subacute program operated under a management agreement, and a post acute program including the related real estate. The sale price for the Georgia operations was $1,300,000. The Company's agreement with the purchaser provides that the Company will collect outstanding accounts receivables and be responsible for the accounts payable at the closing date. The increase in the Company's cash position as a result of this transaction, assuming collection of the accounts receivable, will be approximately $2,100,000. This transaction resulted in a gain of $517,000 which was recorded as other operating income as of March 31,1997.

o     Sale of Alaska Operations.

     On January 13, 1997, the Company sold its three outpatient clinics in Alaska. The increase in the Company's cash position as a result of this transaction, assuming the collection of the accounts receivable retained by the Company in connection with the sale of one of the clinics, will be approximately $230,000. This transaction resulted in a loss of $29,000, which was recorded as other operating expense during the third quarter of fiscal 1997.

o    Sale of Park Ridge, Illinois Post Acute Facility.

     On October 7, 1996, the Company sold the assets of its post acute rehabilitation facility located in Park Ridge, Illinois. The Company's agreement with the purchaser provides that the Company will collect outstanding accounts receivable and be responsible for the accounts payable at the closing date. The increase in the Company's cash position as a result of this transaction, assuming collection of the accounts receivable, will be approximately $360,000. This transaction resulted in a gain of $63,000, which was recorded as other operating income during the second quarter of fiscal 1997.

o    Reverse Stock Split.

     On April 22, 1996, the Restated Certificate of Incorporation of the Company was amended to effect a one-for-three reverse stock split of the Company's Class A and Class B Common Stock. The purpose of the reverse stock split was to permit the Company to remain listed on the NASDAQ Stock Market. The Company was out of compliance at various times prior to the reverse stock split with NASDAQ's requirement that it maintain a minimum bid price of $1.00 per share, and as a result NASDAQ had notified the Company that it was reviewing the Company's eligibility for continued listing. The Company has retroactively reflected the reverse stock split in the financial statements for all periods presented.

     NASDAQ has proposed new requirements for maintaining listing on the NASDAQ National Market. The proposal would require, among other things, that the market value of a listed company's public float (defined as the number of shares held by persons other than officers, directors and ten percent stockholders multiplied by the bid price for the listed company's shares) be at least $5 million. As of May 12, 1997, the market value of the Company's public float was approximately $2,262,000. Accordingly, if NASDAQ's proposals are adopted, the Company could be delisted from the NASDAQ National Market. The Company understands that in the event of delisting it would be placed in the NASDAQ SmallCap Market, subject to compliance with the SmallCap Markets maintenance criteria. The Company would comply with such criteria as of the date hereof.

o    Colorado Outpatient Clinics and Home Health Agency Acquisition.

     On June 30, 1995, the Company acquired eleven outpatient rehabilitation clinics in Colorado, three outpatient rehabilitation clinics in Alaska and home health agencies with operations in Colorado, New Mexico and Kansas. The Company paid $133,000 and incurred liabilities of $572,000 in connection with the purchase. The Company also agreed to make additional payments based on the earnings performance of the outpatient rehabilitation clinics and the home health agencies based on the results for the twelve month periods ending June 30, 1996, through 1999. The Company was not required to make any cash payment based on results as of June 30, 1996. If the operations collectively achieve the target earnings thresholds for the twelve months ending June 30, 1997 through 1999, the Company's maximum liability would be $825,000.

     In addition, in connection with the acquisition, the Company agreed to deposit $500,000 to secure a $900,000 bank loan to the previous owner of the acquired businesses. The Company is overseeing the repayment of the loan through the collection of accounts receivable which are being collected on behalf of the previous owner. At the time of the acquisition, the Company anticipated that the loan would be repaid based on the accounts receivable balance then outstanding. The loan balance on March 31, 1997 was $249,000.

     In October 1995, the Company was notified by its intermediary that its Medicare payments for the home health agencies' were being withheld to offset amounts due by the previous owner for final settlement of the home health agencies' cost reports for the years 1992 through 1995. While the intermediary resumed making payments for current charges in January 1996, the intermediary had withheld $728,000 related to these settlements. During the second quarter of fiscal 1997, the Company received $425,000 in payment of amounts withheld. The Company has submitted appeals on behalf of the previous owner requesting payment of the remaining balance. In the event that such appeals are unsuccessful, the Company intends to pursue collection from the previous owner and offset the amounts withheld against any additional amounts due to the previous owner under the acquisition agreements. Amounts owed to the Company as of March 31, 1997, by Medicare and the previous owner of the Colorado operations exceed the minimum amounts owed to the previous owner by $205,000.

     On January 1, 1996, the Company acquired the assets of two physical therapy clinics in Pueblo and Colorado City, Colorado. In connection with the acquisitions, the Company paid $45,000 and became obligated to pay an additional $20,000. Additionally, the Company assumed liabilities of $75,000.

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

     To date, the Company has paid $678,000 based on fixed payment obligations and the earnings performance of the acquired clinics and $152,000 in interest on deferred acquisition payments. At March 31, 1997, the Company's remaining liability resulting from the purchase was $234,000, plus additional payments based on the earnings performance of certain clinics. Such additional payments would total $255,000 if the earnings of such clinics for the twelve months ending March 31, 1997, are equal to the earnings of such clinics for the base year, the twelve months ended December 31, 1993.

     On October 1, 1994, the Company acquired the minority interest in two of the outpatient clinics referred to above. In connection with such acquisition, the Company paid $750,000.

     On February 1, 1995, the Company acquired an outpatient clinic in Palm Coast, Florida. At March 31, 1997, the Company had paid $158,000 of the purchase price and was obligated to pay an additional $102,000 prior to February 2000. Subsequent to quarter end, the Company made a final discounted settlement payment paying off the remaining liability.

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


                                                        % Net Revenue             % Net Revenue
                                                       3-Months Ended            9-Months Ended         % $ Change    % $ Change
                                                    03/31/96    03/31/97      03/31/96     03/31/97        3-Month       9-Month
                                                    ----------  ----------    ----------  ----------    ----------    ----------

Net  Operating Revenues                                100.0       100.0         100.0        100.0          (12.9)        (5.5)

Non-capital operating expenses:
          Salaries and employee benefits                61.2        69.4          65.4         70.1           (1.1)         1.3
          Other non-capital expenses                    27.8        28.0          26.4         28.8          (12.3)         3.1
          Gain on sale of assets                         --         (8.9)          --          (3.1)           --           --
                                                    ----------  ----------    ----------  ----------    ----------    ----------

                   Total non-capital expenses           89.0        88.6          91.8         95.7          (13.3)        (1.4)

Capital expenses:
          Depreciation and amortization                  2.3         2.5           2.4          2.6           (5.9)         4.9
          Rent                                           8.1         7.3           8.5          7.8          (21.8)       (13.4)
          Interest                                       0.4         0.3           0.4          0.3          (29.8)       (34.1)
                                                    ----------  ----------    ----------  ----------    ----------    ----------

                   Total capital expenses               10.8        10.1          11.3         10.7          (18.6)       (10.3)
                                                    ----------  ----------    ----------  ----------    ----------    ----------
                   Total expenses                       99.8        98.7         103.1        106.4          (13.9)        (2.4)

Interest income                                          0.6         0.4           0.8          0.5          (36.0)       (43.2)
                                                    ----------  ----------    ----------  ----------    ----------    ----------
Income (loss) before income taxes                        0.8         1.8          (2.2)        (5.9)          91.7        148.8
Income tax provision                                     --          --             --           --             --
                                                    ----------  ----------    ----------  ----------    ----------    ----------

Income (loss) before minority interest                   0.8         1.8          (2.2)        (5.9)          91.7        148.8

Minority Interest                                        0.3         0.2           0.3          0.2          (43.6)       (52.4)
                                                    ----------  ----------    ----------  ----------    ----------    ----------

Net Income (Loss)                                        0.5         1.6          (2.5)        (6.1)         161.8        124.4
                                                    =========   ==========    ==========  ==========    ==========    ==========



     The Company's net operating revenues decreased 13% and 6% to $5,508,000 and $17,013,000 for the three and nine months ended March 31, 1997, respectively, as compared to $6,321,000 and $17,995,000 for the same periods in the prior fiscal year. The decrease was due to decreased utilization at the Company's Kansas facility, as well as the sale of the Company's Illinois operations in October 1996. Net operating revenues from the Company's Illinois operations were $1,345,000 for the nine months ended March 31, 1996, as compared to $305,000 for the nine months ended March 31, 1997. The number of patient days in the Company's core business decreased 9% to 18,680 for the nine months ended March 31, 1997, from 20,536 for the same period in the prior fiscal year. The decrease was primarily due to lower census levels at the Company's Kansas facility and the sale of the Company's Illinois operations in October 1996.

     In the Company's core business revenue per patient day decreased 8% and 10% to $529 and $534 for the three and nine months ended March 31, 1997, respectively, as compared to $574 and $591 for the same periods in the prior fiscal year. Revenue per patient day was adversely affected by changes in service mix and competitive pressures to reduce healthcare costs which resulted in lower per diem rates.

     Revenues from the Company's Georgia operations for the three and nine month periods ended March 31, 1997, were $1,643,000 and $4,856,000, respectively, representing 30% and 29% of the Company's total revenues for such periods.

     In the following discussion, the Company distinguishes between capital and non-capital operating expenses. This distinction is made to clarify those costs that are controllable from those costs that are not controllable, in the short term. Capital operating expenses such as rent are generally fixed in the short term. Non-capital operating expenses such as employee costs are generally variable in the short term and are therefore subject to faster management intervention as business conditions change.

     Total non-capital expenses decreased 13% and 1% for the three and nine months ended March 31, 1997, to $4,878,000 and $16,288,000 as compared to $5,625,000 and $16,521,000 for the same periods in the prior fiscal year. The decrease relates primarily to the gain of $517,000 recorded on the sale of the Company's Georgia operations. The gain on sale was included in non-capital expenses. Salaries and employee benefits continue to be the primary component of the Company's non-capital operating expenses. Salaries and employee benefits decreased 1% to $3,825,000 for the three months ended March 31, 1997, as compared to $3,866,000 for the same period in the prior fiscal year. For the nine months ended March 31, 1997, salaries and employee benefits increased 1% to $11,926,000, as compared to $11,774,000 for the same period in the prior fiscal year.

     The Company's other non-capital operating expenses primarily consist of professional fees, purchased services and other operating expenses. For the three months ended March 31, 1997, the Company's other non-capital operating expenses decreased 12% to $1,542,000, as compared to $1,759,000 for the same period in the prior fiscal year. The decrease is primarily due to lower purchased services and professional fees as a result of the sale of the Company's Illinois operations in October, 1996. For the nine months ended March 31, 1997, other non-capital operating expenses increased 3% to $4,893,000, as compared to $4,747,000 for the same period in the prior fiscal year. This increase is primarily due to increased mileage reimbursement and purchased services related to increased utilization of the Company's Colorado home health agencies, partially offset by lower purchased services and professional fees as a result of the sale of the Company's Illinois operations in October, 1996. The provision for doubtful accounts decreased to $129,000 and $346,000 for the three and nine months ended March 31, 1997, respectively, from $146,000 and $396,000 for the same periods in the prior fiscal year. The provision for doubtful accounts as a percentage of revenues was 2% for the three and nine month periods in fiscal 1996 and 1997.

     Total capital expenses decreased 19% and 10% during the three and nine months ended March 31, 1997, to $556,000 and $1,823,000, respectively, as compared to $683,000 and $2,032,000 for the same periods in the prior fiscal year. Rent expense decreased 22% and 13% to $401,000 and $1,328,000 for the three and nine months ended March 31, 1997, respectively, as compared to $513,000 and $1,533,000 for the same periods in the prior fiscal year. The decrease in rent expense is primarily due to lower rents paid under leases requiring payments on the basis of net revenue and patient volume at certain facilities, as well as the sale of the Company's Illinois operations in October, 1996.

     Net interest income for the three and nine months ended March 31, 1997, decreased to $24,000 and $86,000, respectively, as compared to $38,000 and $151,000 for the same periods in the prior fiscal year. This decrease is due to lower cash balances available for investment during the first nine months of fiscal 1997.

     The Company reported net income of $88,000 for the three months ended March 31, 1997, as compared to net income of $34,000 for the same period in the prior fiscal year. For the nine months ended March 31, 1997, the Company reported a net loss of $1,039,000 as compared to a net loss of $463,000 for the same period in the prior fiscal year. Both the three and nine month periods in fiscal 1997 include the $517,000 gain on the sale of the Georgia operations. The Company did not record a tax benefit for any of the periods reported because carrybacks of current losses against previous taxable earnings are no longer available.

                         LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had working capital of $6,419,000 compared to working capital of $6,519,000 at June 30, 1996. The Company had cash and cash equivalents of $3,391,000 at March 31, 1997, as compared to $3,439,000 at June 30, 1996.

     During the nine months ended March 31, 1997, the Company's operating activities used $763,000 of available cash resources, as compared to cash used for operating activities of $2,392,000 during the same period in the prior fiscal year. The cash used for operating activities during the nine months ended March 31, 1997, primarily reflects amounts necessary to fund the Company's net operating losses. The cash used for operating activities during the nine months ended March 31, 1996, primarily reflects funding of working capital for the Company's Colorado outpatient facilities and amounts necessary to fund the Company's net operating losses. Cash provided from investment activities during the nine months ended March 31, 1997, was $992,000, as compared to cash used for investment activities of $527,000 during the same period in the prior fiscal year. The cash provided from investment activities for the nine months ended March 31, 1997, primarily relates to the proceeds from the sales of the Company's Georgia, Alaska and Chicago operations. See "Trends and Recent Events."

     Net patient accounts receivable, which excludes amounts due from intermediaries, was $5,122,000 at March 31, 1997, compared to $4,739,000 at June 30, 1996. At March 31, 1997, the Company had an allowance for doubtful accounts of $1,351,000, as compared to $1,445,000 at June 30, 1996. The number of average days of revenue outstanding, excluding the revenues and receivables related to litigation patients, was 76 days at March 31, 1997.

     It has been the Company's practice to admit selected patients who are seeking monetary recovery in pending litigation with third parties. These patients are directly obligated to pay the Company for services rendered, although the timing of collection is determined by the settlement of their litigation and is beyond the control of the Company. For this reason, liens are generally placed against pending insurance settlements. Prior to admitting such patients, the Company and its counsel evaluate the merits of the patient's case, the anticipated cost of services to be provided and the likelihood of the patient's successful recovery of damages in litigation. Once the patient is admitted, the Company and its counsel monitor the status of the litigation. There can be no assurance, however, that the Company will ultimately be reimbursed for all the services it provides to such patients. At March 31, 1997, accounts receivable related to these litigation patients totaled $550,000, as compared to $444,000, at June 30, 1996. These litigation patient receivables accounted for an additional 10 average days revenue outstanding at March 31, 1997.

     The Company's amount due from Medicare intermediaries of $10,000 at March 31, 1997 includes amounts the Company anticipates it will receive on cost report settlements for its Colorado home health agencies. Such amount also includes amounts the Company expects to receive upon regulatory approval of the Company's annual application for an exception from the routine cost limitation ("RCL") under the Medicare program for fiscal years 1992 through 1996 and the nine months ended March 31, 1997, for its Gardner, Kansas facility. Medicare reimbursement is generally based upon reasonable direct and indirect allowable costs incurred in providing services. At the Company's inpatient facilities these costs are subject to the RCL. Requests have been submitted for fiscal years 1992 through 1994 for the Gardner, Kansas facility. The Company intends to file such a request for its Kansas facility for fiscal years 1995 and 1996. The requests are based upon atypical costs incurred at the Kansas facility in the treatment of patients who receive substantially more intensive services than those generally received in Skilled Nursing Facilities. There can be no assurance that the Company will collect in full the amounts it has requested or intends to request, nor can there be an assurance as to the timing of any such collection. An initial three year "exemption" from the RCL for the Company's Kansas facility expired June 1990.

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

                                 INTERIM PERIODS

     The Company believes that all the necessary adjustments have been included in the amounts shown in the unaudited consolidated financial statements contained in Item 1 above, for the three and nine months ended March 31, 1996 and 1997, to state fairly and consistently the results of such interim periods. This includes all normal recurring adjustments that the Company considers necessary for a fair statement thereof, in accordance with generally accepted accounting principles applied in a consistent manner. This report should be read in conjunction with the Company's Annual Report on Form 10-K.

                           PART II: OTHER INFORMATION


Item 1.           Legal Proceedings - None.

Item 2.           Changes in Securities - None.

Item 3.           Defaults Upon Senior Securities - None.

Item 4.           Submission of Matters to a Vote of Security Holders - None

Item 5.           Other Information - None.

Item 6.           Exhibits

                  (a)      27.1 Financial Data Schedule

                  (b) On April 14, 1997, the Company filed a Form 8-K pursuant to items 2 and 7 of such Form and including pro forma financial information giving effect to the sale of the Company's Georgia operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MEADOWBROOK REHABILITATION GROUP, INC.

DATE:  May 14, 1997                    By  /s/ Harvey Wm. Glasser, M.D.
                                          -----------------------------------
                                          Harvey Wm. Glasser, M.D.
                                          President and Chief Executive Officer