Form 10-K
period 1997-06-30
MEADOWBROOK REHABILITATION GROUP INC
filed 1997-09-29
CIK 852164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-K
(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997

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

           Securities registered pursuant to Section 12(g)of the Act:
                 Class A Common Stock, par value $0.01 per share
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

     As of September 25, 1997, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant, based on the closing price for the Registrant's Class A Common Stock in The NASDAQ Stock Market on such date, was $2,876,545. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

     The number of shares of Class A Common Stock outstanding on September 25, 1997 was 1,157,244. The number of shares of Class B Common Stock outstanding on September 25, 1997 was 773,000.

     Part III of this Form 10-K incorporates by reference information from the Registrant's proxy statement with respect to the 1997 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS
                                                                            Page

PART I.           ..........................................................   3

         ITEM 1.       BUSINESS.............................................   3

         ITEM 2.       PROPERTIES...........................................  13

         ITEM 3.       LEGAL PROCEEDINGS....................................  15

         ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                       HOLDERS..............................................  15

PART II.          ..........................................................  16

         ITEM 5        MARKET FOR REGISTRANT'S COMMON EQUITY AND
                       RELATED STOCKHOLDER MATTERS..........................  16

         ITEM 6.       SELECTED FINANCIAL DATA..............................  17

         ITEM 7.  .....MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS........  18

         ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                       ABOUT MARKET RISK....................................  27

         ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........  27

         ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE..................  27

PART III.          .........................................................  28

         ITEM 10       DIRECTORS AND EXECUTIVE OFFICERS OF THE
                       REGISTRANT...........................................  28

         ITEM 11.      EXECUTIVE COMPENSATION...............................  28

         ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                       AND MANAGEMENT.......................................  28

         ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED
                       TRANSACTIONS.........................................  28

PART IV.           .........................................................  29

         ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                       REPORTS ON FORM 8-K..................................  29

SIGNATURES                 .................................................  32

                                     PART I

ITEM 1    BUSINESS

     Meadowbrook Rehabilitation Group, Inc. (together with its subsidiaries, the "Company" or "Meadowbrook"), sold all of its traditional acute, subacute and post-acute operations during fiscal 1997 and subsequent to fiscal year end. In addition, subsequent to fiscal year end, the Company sold certain of its outpatient rehabilitation clinics in Florida and Georgia. The Board of Directors' decision to sell its acute, subacute and post-acute operations as well as certain of the Company's Florida and Georgia outpatient rehabilitation clinic operations were due to the poor operating results from these businesses as well as poor prospects for growth in their respective markets. The growth of these business lines was also limited by the Company's lack of capital to execute internal growth or strategic acquisitions, which might have given the Company the critical mass to compete effectively in these business lines.

     In October 1996, the Company sold the assets of its post-acute rehabilitation facility located in Park Ridge, Illinois. On January 13, 1997, the Company sold its three outpatient rehabilitation clinics in Alaska. On March 31, 1997, the Company sold its Georgia operations, consisting of a neurobehavioral program, a subacute program operated under a management agreement, a post-acute program and related real estate. Subsequent to fiscal year end, the Company sold the assets of its Kansas operations. The Company's Kansas operations included an acute program, a subacute program and a post-acute program. The Kansas sale transaction closed on July 31, 1997. On August 31, 1997, the Company sold five outpatient rehabilitation clinics and certain other assets in Florida and Georgia. In addition, the Company closed six outpatient rehabilitation clinics in Colorado and Florida during fiscal 1997.

     Following such closures and dispositions, the operations of the Company include its home health agencies with operations in Colorado and Kansas, its four outpatient rehabilitation clinics in Colorado and three outpatient rehabilitation clinics (two of which are operated under a management agreement) in Florida. The Company's recent focus on home health reflects its view that the home health industry has strong prospects for long-term growth. Currently, the Company has no plans to divest its home health business and is evaluating possible opportunities to expand such business. In addition, the Company's Board of Directors is continuing to evaluate the Company's overall strategic direction and alternatives. The alternatives under consideration by the Board include, among other things, a merger or other business combination. There can be no assurance that any such alternatives will be available on favorable terms, if at all.

     Harvey Wm. Glasser, M.D., the Company's majority stockholder, has indicated his view that the Company's business should not necessarily be limited to medical rehabilitation or the healthcare field generally and that, if presented with an appropriate opportunity, the Company should consider investing in non-healthcare businesses. As a result, the nature of the Company's business could change significantly.

     The Company's outpatient rehabilitation and home health businesses comprised 52% of the Company's fiscal 1997 net operating revenues while the Company's acute, subacute and post-acute business lines, which where sold during fiscal 1997 and subsequent to year end, comprised 48%. Descriptions of the Company's home health and outpatient rehabilitation business lines are provided below.

     See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations", for further discussion of certain trends, events and risks affecting the Company's business.

Home Health Services

     General. The Company operates home health agencies with operations in Colorado and Kansas under the name Total Home Health. The Company entered the home health business because of its experience in acute, subacute and post-acute healthcare where there is a growing trend toward early discharges of patients from acute and subacute treatment programs. Many of these patients have not received the intensity of services that may be necessary for them to achieve a full recovery from their diseases, disorders, injuries or other traumatic conditions. As a result, the Company believes that there is an increasing need for home health services.

     Industry. The importance of home healthcare is increasing as a result of significant economic pressures within the healthcare industry. Total expenditures within the healthcare industry have increased at twice the rate of inflation in recent years. The ongoing pressure to contain healthcare costs, while maintaining high quality care, is accelerating the growth of alternate site care that reduces hospital admissions and lengths of hospital stays, such as home healthcare. Home healthcare is one of the fastest growing segments of the healthcare industry.

     The growth in home healthcare is also due to increased acceptance by payors, patients and the medical community, including physicians, hospitals and other providers. Home healthcare often results in lower costs, which is increasingly important under managed care. In addition, home healthcare has grown rapidly as a result of advances in medical technology, which have facilitated the delivery of services in alternate sites; demographic trends, such as an aging population; and a strong preference among patients to receive healthcare in their homes.

     Historically, the home healthcare industry has been highly fragmented and characterized by local providers that typically do not offer a comprehensive range of cost-effective services. These local providers often do not have the capital necessary to expand their operations or the range of services offered, which limits their ability to compete for managed care contracts and other referrals and to realize efficiencies in their operations. As managed care has become more prevalent, payors increasingly are seeking home healthcare providers that offer a cost-effective, comprehensive range of services in each market served, which further inhibits the ability of local providers to compete effectively. As a result of these economic and competitive pressures, the home healthcare industry is undergoing rapid consolidation, a trend the Company expects will continue.

     Strategy. Building on its established presence in Colorado and Kansas, the Company seeks to further enhance its position in these markets by providing a full range of cost-effective home healthcare services. To achieve this goal, the Company intends to more closely coordinate and monitor patient care through its own nursing staff and in training its employees, identifying patients' needs and cross-selling the Company's services.

     The Company will consider opportunities to expand its existing branch locations, expand the range of services offered and increase referrals from managed care organizations. In addition, the Company will review selected acquisition opportunities in the geographic region in which the Company operates. Management believes that by developing a substantial market presence in its geographic region, the Company will be able to increase its referrals from managed care organizations.

     The Company is also targeting managed care organizations by stressing its disease management programs for the treatment of HIV/AIDS, cancer, and other chronic illnesses, and by providing customized outcome and utilization reports. The Company expects that managed care contracts will generate an increasing number of referrals as the penetration of managed care continues to accelerate.

     Products and Services. The Company delivers its services through branches whose functions include (i) receiving referrals from physicians, (ii) assessing a patient's needs, (iii) determining the extent of a patient's insurance coverage and coordinating reimbursement for services, (iv) coordinating the delivery of care to the patient and (v) supervising the quality of the care the patient receives.

     Each branch is managed by an administrator who is responsible for ensuring the quality of the services provided by the Company. Coordinators at each site work with all of the professionals servicing the patient to ensure the proper management of the patient's care. Offering a full range of home healthcare services and coordinating that care through its own nursing and therapy staff allows the Company to offer cost-effective, high quality services.

     Nursing and Related Patient Services. Working closely with each patient's physician, who develops that patient's plan of treatment, the team of clinicians at the branch closely monitor the patient's course of treatment and provide the physician with regular reports on the patient's status. Prior to the delivery of home healthcare, a nurse from the local branch assesses the home environment and helps determine the suitability of home care and what services are needed. Nurses continue to visit their patients as needed to carefully monitor their course of treatment. The Company offers a broad range of nursing and related patient services, including:

          Registered nurses who provide a broad range of nursing care, including pain management, infusion therapy, skilled observation and assessment and teaching procedures.

          Licensed practical nurses who perform technical nursing procedures, such as injections and dressing changes.

          Physical therapists who provide needed therapies to help patients improve activities of daily living, as well as structured therapies to improve mobility and specialized exercise programs.

          Occupational therapists who provide structured therapies for increased independence in the patient's daily living.

          Speech therapists who provide therapies to increase a patient's communication skills and improve swallowing techniques following a trauma.

          Social workers who help patients and their families deal with the concerns that arise from health problems.

          Home health aides who provide assistance, hourly or around-the-clock, with personal care, such as bathing and walking.

          Homemakers/companions   who   assist   with   meal   preparation   and
          housekeeping.

     Infusion Therapy Services. Infusion therapies involve the intravenous administration of anti-infective, chemotherapy, pain management, nutrition and other therapies. Before accepting a patient for home infusion treatment, the nursing staff at the local branch works closely with the patient's physician to assess the patient's suitability for home care. Once it has been determined that the patient should receive home infusion therapy, the nursing staff trains the patient and/or patient's family members in the proper use of home infusion therapy equipment. The Company provides the following home infusion therapy services:

          Enteral nutrition which is the infusion of nutrients through a feeding tube inserted directly into the functioning portion of a patient's digestive tract. This long-term therapy is often prescribed for patients who are unable to eat or drink normally.

          Antibiotic therapy which is the infusion of antibiotic medications into a patient's bloodstream typically to treat a variety of serious infections and diseases.

          Total parenteral nutrition which is the long-term provision of nutrients through surgically implanted central vein catheters or through peripherally inserted central catheters, for patients who cannot absorb adequate nutrients enterally due to chronic gastrointestinal conditions.

          Pain management which involves the infusion of certain drugs into the bloodstream of patients suffering from acute or chronic pain.

          Chemotherapy   which  is  the  infusion  of  drugs  into  a  patient's
          bloodstream to treat various forms of cancer.

          Other therapies including new delivery technologies and medications to address a broad range of patient conditions, such as the side effects associated with transplants, HIV/AIDS and cancer.

     Marketing. The Company generates referrals from physicians, hospitals, discharge planners and other healthcare professionals. Recently, more people have enrolled in managed care organizations and, as a result, the Company's traditional referral base has changed. In order to compete, the Company is continuing its program of marketing its services to managed care organizations. The Company competes for referrals by offering a full range of cost-effective home healthcare services, a focus on disease management and a strong regional presence. The Company believes that its reputation as a cost-conscious provider of services positions it favorably among managed care organizations.

     Each branch manager spends time marketing the Company's services to referral and payment sources. The marketing techniques employed by the Company include direct solicitation, direct mail, exhibitions at professional conferences and seminars, submission of proposals for contractual arrangement, active participation in community events and ongoing commitment to customer service.

     Corporate personnel work closely with each branch to develop their abilities to cross-sell the Company's services. The nursing staff assists in the marketing effort by helping to educate referral sources about the services the Company offers to its specialized patient populations.

     Competition. The home healthcare market is highly competitive and is undergoing both horizontal and vertical integration. As a result of such consolidation, the Company's competitors include nationwide operators who have hundreds of branches. Some of the competitors include hospital chains and providers of multiple products and services for the home healthcare market. The established referral networks of certain of these healthcare providers, combined with their size and purchasing power, make them formidable competitors to the Company. Managed care organizations, a referral base crucial to the Company's success, may show a preference to deal with these larger, regional or national providers, who may offer more services and areas of expertise.

     In addition, there are few barriers to entry in the home healthcare market. New competitors have entered the areas served by the Company and others may do so in the future. There can be no assurance that such increased competition will not have a material adverse effect on the Company's operations and financial condition.

     The Company competes on the basis of a number of factors, including the cost-effectiveness of its services, the quality of its services, and its reputation and regional focus. The Company's focus on disease management and emphasis on treating certain patient populations allows it to differentiate itself from its competitors. By increasing its regional focus and reducing its overhead to become a low-cost provider, the Company believes that it can compete against larger alternate healthcare providers.

Outpatient Rehabilitation Services

     General. Currently, the Company operates four outpatient rehabilitation clinics in Colorado and three outpatient rehabilitation clinics (two of which are operated under a management agreement) in Florida. During fiscal 1997, the Company closed six outpatient rehabilitation clinics in Colorado and Florida. Subsequent to fiscal year end, the Company sold five outpatient rehabilitation clinics in Florida and Georgia. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company is currently considering possible opportunities to sell its Colorado outpatient rehabilitation clinics and its remaining Florida operations.

     Products and Services. The Company delivers its services through its outpatient rehabilitation clinics. The goals of the Company's outpatient rehabilitation services are to improve a patient's physical strength and range of motion, reduce pain, help prevent re-injury and restore the ability to perform basic activities. The primary services provided are:

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

     Marketing. The Company's marketing strategy is to develop a broad base of referral sources for its outpatient rehabilitation services on regional and local levels. In marketing its services, the Company focuses on the high quality of its services and its geographic presence in Colorado. The Company also emphasizes its outcome oriented approach to rehabilitation.

     On a regional and local level, the Company targets hospital discharge planners, regional HMOs, PPOs and other managed care providers and physicians for referrals. Families are also a source of referrals, often due to information provided by family support organizations or past experience with the Company. The Company has secured contracts with numerous insurance companies, and continues to pursue contractual relationships with payors at the regional and local level.

     Competition. The outpatient rehabilitation industry is highly competitive and subject to continual changes in the manner in which services are provided and in which providers are selected. Depending upon the geographic market, the Company may compete with national, regional or local providers.

     The Company competes with regional and national outpatient rehabilitation providers for Medicare, Medicaid and private payor patients. The Company also competes with these entities in the recruitment of therapists and other skilled professionals. Many of the Company's competitors have far greater financial and personnel resources than the Company.

     The primary competitive factors in the outpatient rehabilitation industry remain quality of care, responsiveness to the patients' and payors' needs, durable outcomes and cost-effectiveness.

     The Company's outpatient rehabilitation business has been affected by the healthcare industry's emphasis on cost containment and managed care, coupled with increased competition for national contracts. During the past several years the Company was adversely affected by the competitive pressure to reduce healthcare costs. An increase in the number of providers offering similar services resulted in a shift of patients to other providers, and lower reimbursement rates. These factors contributed to the Company's decision to sell or close a number of its outpatient rehabilitation clinics during fiscal 1997 and subsequent to fiscal year end. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Sources of Revenues and Reimbursement

     The following table sets forth the dollar volume and percentage of the Company's net operating revenues derived from each business line:

                                                                 Year Ended
                                                                June 30, 1997
                                                             ------------------
                                                               (000's)      %
              Acute, Subacute and Post-Acute Rehabilitation
                 Services...................................   $9,990     48%
              Outpatient Rehabilitation Services ...........    4,541     22%
              Home Health Services..........................    6,303     30%
                                                              -------  -------
              Net Operating Revenues .......................  $20,834    100%
                                                              =======  =======


     The following table sets forth the percentage of the Company's net operating revenues from private payors, Medicare and Medicaid for the periods indicated:

                   Source                          Year Ended June 30,
                   ------                  ------------------------------------
                                                    1995   1996  1997
                                                    ----   ----  ----

       Private payors and commercial insurance ....  67%    59%   51%
       Medicare ...................................  16%    34%   41%
       Medicaid ...................................  17%     7%    8%
                                                    ----   ----  ----
             Total ................................ 100%   100%  100%
                                                    ====   ====  ====

     Private payors include indemnity insurance carriers, HMOs, workers' compensation programs and self-paying patients. The Company's charges for such patients are established by the Company, although in the Company's traditional business it negotiated fixed-rate contractual arrangements with numerous individual patients and third party payors, including insurance companies and managed care providers. The increase in the percentage of net operating revenue received from Medicare during fiscal 1996 and 1997 reflects the increased proportion of Medicare patients at the Company's home health agencies in Colorado and Kansas.

     During fiscal 1997 and subsequent to year end the Company sold all of its acute, subacute and post-acute facilities as well as its outpatient rehabilitation clinics in Alaska and five outpatient rehabilitation clinics and certain other assets in Florida and Georgia. In addition, the Company closed six outpatient rehabilitation clinics in Colorado and Florida during fiscal 1997. The Company currently operates home health agencies with operations in Colorado and Kansas, four outpatient rehabilitation clinics in Colorado and three outpatient rehabilitation clinics (two of which are operated under a management agreement) in Florida. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The following table sets forth the percentage of the Company's net operating revenues for fiscal 1997 assuming that the dispositions referred to above had taken place at the beginning of fiscal 1997:


                                                           Year Ended
                                                            June 30,
                               Source                         1997
                               ------                      ----------

              Private payors and commercial insurance ....     21%
              Medicare ...................................     67%
              Medicaid....................................     12%
                                                           ----------
                         Total............................    100%
                                                           ==========


     During fiscal 1997, the Company provided inpatient and outpatient services to Medicare patients at several of its facilities and in its home health business. The Medicare program generally utilizes a cost-based reimbursement system for rehabilitation services under which home health agencies, certified SNFs, rehabilitation agencies, and certified outpatient rehabilitation facilities ("CORFs") are reimbursed for the reasonable direct and indirect allowable costs incurred in providing routine care, plus a return on equity, subject to certain cost ceilings. These costs normally include allowances for administrative and general costs and the cost of property and equipment (depreciation and interest or rent expense). The Company files annual cost reports for each cost-reimbursed facility. These cost reports serve as the basis for determining the prior year's cost settlements and interim per diem payment rates for the next year.

     The Company has applied for an exception from such cost ceilings for fiscal years 1992 through 1995 for its former Gardner, Kansas facility. The Company did not transfer accounts receivable in connection with the sale of its Kansas operations. Accordingly the Company intends to file such requests for the Kansas facility for fiscal years 1996 and 1997. These exceptions are based on atypical costs incurred in providing more intensive services to its patients than those typically rendered in a SNF. See "Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

     Cost-based reimbursement is generally subject to retrospective audit and adjustment. In conducting annual reviews of a facility's or home health agency's reimbursement rates, Medicare may determine that payments previously made to a facility on an interim basis were in excess of allowable costs and may recover any such overpayments by reducing future payments to the affected facility or other facilities operated by the same owner. Management believes that it has properly applied the Medicare payment formula and that any future adjustments arising from such retrospective audits should have no material adverse effect on the Company.

Regulation

     The healthcare industry is subject to substantial federal, state and local government regulation. These regulations affect the Company primarily by requiring licensing or certification of its facilities and controlling reimbursement for services.

     Licensing is regulated by the states, while Medicare certification is federally administered. Generally, licensing and Medicare certification follow specific standards and requirements. Compliance is monitored by periodic on-site inspections by representatives of applicable government agencies.

     The Company believes that all the facilities and programs operated by the Company are duly licensed in accordance with the requirements of federal, state and local agencies having jurisdiction over its operations. However, there can be no assurance that changes in present laws or interpretations of current laws would not have a material adverse effect on the Company.

     Certain state laws prohibit general business corporations from practicing or holding themselves out as a practitioner of medicine. The Company neither employs physicians to practice medicine nor holds itself out as a medical practitioner. Generally, the corporate practice of medicine doctrine has not been construed by the courts to apply to the type of health professionals employed by the Company. The Company believes it is in compliance with state laws prohibiting the corporate practice of medicine. However, there can be no assurance that changes in interpretations of the laws would not adversely affect the Company's operations. In any event, the Company believes that it will be able to adjust its operations to bring the Company in compliance with the law if so required.

     The Company's Colorado and Kansas home health agencies and its Colorado outpatient rehabilitation clinics are certified to participate in Medicare. In order to receive Medicare reimbursement, all of the Company's certified facilities must meet the applicable conditions promulgated by the United States Department of Health and Human Services relating to standards of patient care, type of facility, equipment and personnel and must comply with all state and local laws, rules and regulations. These facilities undergo routine Medicare certification surveys. To date, the Company's Medicare certified facilities have been found to be in compliance with Medicare requirements. The Company files annual cost reports for its Medicare certified facilities to determine cost settlements for the most recent fiscal year, and interim payment rates for the following year.

     The Company is also subject to federal and state fraud and abuse laws prohibiting direct or indirect payments for patient referrals, prohibiting referrals to an entity in which the referring provider has a financial interest, and regulating reimbursement procedures and practices under Medicare, Medicaid and state programs as well as in relation to private payors. While the Company believes that it is in material compliance with such laws, it continues to monitor its compliance.

     The anti-kickback provisions of the federal Medicare and Medicaid Patient and Program Protection Act of 1987 (the "Anti-kickback Statute") prohibit the offer, payment, solicitation or receipt of any remuneration in return for the referral of items or services paid for in whole or in part under the Medicare or Medicaid programs (or certain other state healthcare programs). To date, courts and government agencies have interpreted the Anti-kickback Statute to apply to a broad range of financial relationships between providers and referral sources, such as physicians and other practitioners. The United States Department of Health and Human Services has adopted regulations creating "safe harbors" for federal criminal and civil penalties under the Anti-kickback Statute by exempting certain types of ownership interests and other financial arrangements that do not appear to pose a threat of Medicare and Medicaid program abuse.

     Transactions covered by the Anti-kickback Statue that do not conform to an applicable safe harbor are not necessarily in violation of the Anti-kickback Statute, but the practice may be subject to increased scrutiny and possible prosecution. The criminal penalty for conviction under the Anti-kickback Statute is a fine of up to $25,000 and/or up to 5 years imprisonment. In addition, conviction mandates exclusion from participation in the Medicare and Medicaid programs. Such exclusion can also result in conviction under other federal laws which impose civil and criminal penalties for submitting false claims, such as claims for services not provided as alleged. Several healthcare reform proposals have included an expansion of the Anti-kickback Statute to apply to referrals of any patients regardless of payor source.

     The federal government has increased significantly the financial and human resources allocated to enforcing the fraud and abuse laws. It is the Company's policy to monitor its compliance with such laws and to take appropriate actions to ensure such compliance. While the Company believes that it is in material compliance with such laws, there can be no assurance that the practices of the Company, if reviewed, would be found to be in full compliance with such laws, as such laws ultimately may be interpreted.

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

Employees

At June 30, 1996 and 1997, the Company had the following employees:

                                                 June 30,
                                               -----------
                                               1996   1997
                                               ----   ----
              Full-Time Employees               412    274
              Part-Time Employees                73     38
              On-Call Per Diem Employees        128    113
                                               ----   ----
              Total Employees                   613    425
                                               ====   ====

     Of the full-time employees at June 30, 1996 and 1997, 15 and 11 persons, respectively, were employed at the Company's headquarters in Emeryville, California. None of the Company's employees are represented by a labor union, and the Company is not aware of any current activities to unionize its employees. Management considers the relationship between the Company and its employees to be positive. The 35 employees at the Company's former Florida outpatient clinics were employed under a staff leasing arrangement at June 30, 1997. The employees were under contract with a staff leasing agency which provides payroll processing services and comprehensive health and workers' compensation benefits. All other liabilities related to the employees are assumed by the Company. These employees are included in the table above.

     The sale of the Company's Georgia and Illinois operations in fiscal 1997, resulted in a total reduction of 191 employees. These employees are included in the June 30, 1996 totals set forth above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The following table reflects the approximate number of people employed by the Company, as of the date of this report, at the Company's outpatient rehabilitation clinics in Colorado and Florida, the home health agencies with operations in Colorado and Kansas, and the Company's headquarters.


              Full-Time Employees         184
              Part-Time Employees          26
              On-Call Per Diem Employees   87
                                         ----
                   Total Employees        297
                                         ====

     Although the Company has a sufficient pool of skilled employees to staff its programs at current levels, there is no assurance that in the event that the Company grows it would be able to meet its needs for such medical professionals due to a general shortage of qualified therapists.

ITEM  2   PROPERTIES

Operating Facilities

Outpatient Rehabilitation Clinics and Home Health Agencies

     As of the date of this report, the Company operates four outpatient rehabilitation clinics in Colorado, three outpatient rehabilitation clinics (two of which are operated under a management agreement) in Florida and fifteen home health agencies and satellite locations.

     Colorado Outpatient Rehabilitation Clinics              Location
     ------------------------------------------              --------
     Medbrook Rehab Center of Colorado                       Colorado City, CO
     Medbrook Rehab Center of Colorado                       Monte Vista, CO
     Medbrook Rehab Center of Colorado                       Pueblo, CO
     Medbrook Rehab Center of Colorado                       Trinidad, CO

     Florida Outpatient Rehabilitation Clinics
     -----------------------------------------
     Medbrook Rehab Center                                   Jacksonville, FL
     Medbrook Rehab Center                                   Jacksonville, FL
     Medbrook Rehab Center                                   St. Augustine, FL

     Home Health
     -----------
     Total Home Health, Inc.                                 Colorado Springs,CO
     Total Home Health, Inc.                                 Cortez, CO
     Total Home Health, Inc.                                 Delta, CO
     Total Home Health, Inc.                                 Florence, CO
     Total Home Health, Inc.                                 Holly, CO
     Total Home Health, Inc.                                 La Junta, CO
     Total Home Health, Inc.                                 Lamar, CO
     Total Home Health, Inc.                                 Montrose, CO
     Total Home Health, Inc.                                 Pueblo, CO
     Total Home Health, Inc.                                 Rocky Ford, CO
     Total Home Health, Inc.                                 Trinidad, CO
     Total Home Health, Inc.                                 Walsenburg, CO
     Total Home Health, Inc.                                 Dodge City, KS
     Total Home Health, Inc.                                 Garden City, KS
     Total Home Health, Inc.                                 Leoti, KS

Sold or Closed Locations

During fiscal 1997 and subsequent to year end the Company sold or closed the following locations:

    Colorado and Alaska  Outpatient Facilities          Location
    ------------------------------------------          --------
    Medbrook Rehab Center of Alaska                     Kenai, Ak
    Medbrook Rehab Center of Alaska                     North Pole, AK
    Medbrook Rehab Center of Alaska                     Soldotna, AK
    Medbrook Rehab Center of Colorado                   Colorado Springs, CO
    Medbrook Rehab Center of Colorado                   Florence, CO
    Medbrook Rehab Center of Colorado                   Las Animas, CO
    Medbrook Rehab Center of Colorado                   Rifle, CO
    Medbrook Rehab Center of Colorado                   Walsenburg, CO
    Medbrook Rehab Center of Colorado                   Woodland Park, CO

    Florida Outpatient Facilities                       Location
    -----------------------------                       --------
    Beaches Physical Therapy                            St. Augustine, FL
    Body Anew                                           Ormond Beach, FL
    Bodymax Physical Therapy of Palatka                 Palatka, FL
    Medbrook Rehab Center                               Daytona, FL
    Medbrook Rehab Center                               Palm Coast, FL
    Medbrook Rehab Center                               St. Augustine, FL
    Moultrie Physical Therapy                           Moultrie, GA


    Acute Rehabilitation Facility                      Location            Capacity     Date Opened
    -----------------------------                      --------            --------     -----------
    Meadowbrook Rehabilitation Hospital of Kansas      Gardner, KS         63 Beds      December 1986

    Subacute Rehabilitation Facilities
    ----------------------------------
    Meadowbrook Rehabilitation Hospital of Kansas      Gardner, KS         21 Beds      December 1986
    Meadowbrook of Atlanta                             Lithia Springs, GA  48 Beds      June 1995
    Meadowbrook of Atlanta (The Neurobehavioral Ctr.)  Atlanta, GA         22 Beds      July 1991

    Post-Acute, TLCs and Day Treatment Clinics
    ------------------------------------------
    Meadowbrook Rehabilitation Hospital of Kansas      Gardner, KS          4 Patients  July 1987
    Meadowbrook of Atlanta                             Decatur, GA         12 Patients  December 1988
    Meadowbrook of Chicago                             Park Ridge, IL      12 Patients  May 1990


     The Company cannot calculate a patient utilization percentage for the Company's outpatient rehabilitation facilities or home health agencies because there is no measurable capacity for the potential number of visits.

     The Company leases all of its properties. The Company maintains its corporate office in Emeryville, California under a lease which expires in October 1997.

ITEM 3    LEGAL PROCEEDINGS

          None.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

Executive Officers of the Registrant

     In addition to Harvey Wm. Glasser, M.D., the only other executive officer of the Company is James F. Murphy. Mr. Murphy joined the Company in March 1994, as Vice President and Chief Financial Officer. From July 1993 to March 1994, Mr. Murphy served as a consultant to the Company. From December 1991 to March 1994, Mr. Murphy operated a financial consulting firm specializing in corporate restructuring. Prior to that, Mr. Murphy worked in finance for a large real estate developer. Mr. Murphy worked for Arthur Andersen LLP from 1986 to 1990 and received his C.P.A. in 1989. Mr. Murphy is 35 years old.

     All officers of the Company serve at the pleasure of the Board of Directors.

                                     PART II

ITEM  5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's Class A Common Stock is traded on The NASDAQ Stock Market. On September 25, 1997, the closing sales price of the Class A Common Stock was $2.50 per share.

     The table below sets forth the quarterly high and low closing sales prices for the Class A Common Stock in the period from July 1, 1995 through June 30, 1997 (giving effect to the one-for-three reverse stock split reflected on April 22, 1996 as if it had occurred on July 1, 1995):

                          Fiscal 1996                 Fiscal 1997
                          -----------                 -----------
        Quarter         High        Low             High        Low
        -------         ----        ---             ----        ---
          1st          $7 1/2      $6            $2 3/4       $1
          2nd          $6          $1 1/2        $2 3/4       $1 3/8
          3rd          $4 1/2      $2 1/4        $1 13/16     $1 5/8
          4th          $4 1/4      $1 1/2        $2 1/2       $1 7/8


     The Company has not paid cash dividends in the past and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

     As of September 25, 1997, there were 74 holders of record of the Company's Class A Common Stock and one holder of record of the Company's Class B Common Stock. There is no public trading market for the Class B Common Stock.


ITEM  6. SELECTED FINANCIAL DATA

                                                            Year Ended June 30,
                                              -------------------------------------------------------------

                                               1993          1994         1995         1996         1997
                                               ----          ----         ----         ----         ----
                                                          (In thousands, except per share data)
Statements of Operations Data:
Net operating revenues                        $28,650       $18,052      $19,974      $23,623      $20,834
Non-capital operating expenses:
     Salaries and employee benefits            15,905        11,107       12,036       15,189       14,877
     Provision for doubtful accounts            3,681         1,099        1,371          584          454
     Other non-capital operating expenses       8,639         6,353        5,821        5,986        5,650
     Write-down of intangible assets               --            --        1,030          --         1,440
     Net loss on disposal and provision
        for subsequent disposal of assets          --            --           --          --            82
                                              --------      --------     --------     --------     --------
        Total non-capital operating expenses   28,225        18,559       20,258       21,759       22,503
                                              --------      --------     --------     --------     --------
Capital expenses:
     Depreciation and amortization                497           479          543          586          572
     Rent                                       3,085         2,223        2,351        1,953        1,635
     Interest expense (income)                   (201)         (193)          26         (114)         (55)
                                              --------      --------     --------     --------     --------
        Total capital expenses                  3,381         2,509        2,920        2,425        2,152
                                              --------      --------     --------     --------     --------

Restructuring charges                           1,041           675          310           --           --
Settlement of litigation                           --         1,438           --           --           --
                                              --------      --------     --------     --------     --------
        Total expenses                         32,647        23,181       23,488       24,184       24,655
                                              --------      --------     --------     --------     --------
Net loss before income taxes and minority
     interest                                  (3,997)       (5,129)      (3,514)        (561)      (3,821)
Income tax provision (benefit)                 (1,244)         (787)         (93)          --           --
                                              --------      --------     --------     --------     --------
Net loss before minority interest             ($2,753)      ($4,342)     ($3,421)       ($561)     ($3,821)
Minority interest                                  --            30          108           29           30
                                              --------      --------     --------     --------     --------
Net loss                                      ($2,753)      ($4,372)     ($3,529)       ($590)     ($3,851)
                                              ========      ========     ========     ========     ========
Net loss per common share                      ($1.42)       ($2.26)      ($1.82)      ($0.31)      ($1.99)
Weighted average common shares used in per
     common share calculation                   1,943         1,939        1,937        1,930        1,930



                                                                       At June 30,
                                              -------------------------------------------------------------
                                               1993          1994         1995         1996         1997
                                               ----          ----         ----         ----         ----
                                                                     (In thousands)

Balance Sheet Data:
Working capital                               $16,451       $11,889      $7,711       $6,519       $4,815
Total assets                                   23,058        18,587      16,304       14,840        9,548
Long-term liabilities and capital lease
   obligations                                    129           550       1,074          658           49
Stockholders' equity                           18,721        14,249      10,677       10,086        6,236

     During fiscal 1997 and subsequent to year end the Company sold all of its acute, subacute and post-acute facilities as well as its outpatient rehabilitation clinics in Alaska, and certain outpatient rehabilitation clinics in Florida and Georgia. In addition, the Company closed six outpatient rehabilitation clinics in Colorado and Florida during fiscal 1997. The Company currently operates home health agencies with operations in Colorado and Kansas, four outpatient rehabilitation clinics in Colorado and three outpatient rehabilitation clinics (two of which are operated under a management agreement) in Florida.

     The following table sets forth unaudited pro forma selected financial data for the twelve months ended June 30, 1997 as if the asset dispositions that have occurred since July 1, 1996 had taken place on July 1, 1996. Such unaudited pro forma financial information reflects all adjustments for the twelve months ended June 30, 1997, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to fairly state the Company's results of its operations for the period presented. The unaudited pro forma financial information does not purport to present the consolidated financial position and consolidated results of operations of the Company had the dispositions actually occurred on July 1, 1996; nor does it purport to be indicative of results that will be attained in the future. The pro forma financial information should be read in conjunction with the Company's Form 8-K dated March 31, 1997, the Company's Form 8-K dated July 31, 1997, and the Company's Form 8-K dated August 31, 1997.

                                                  Year Ended
                                                   June 30,
                                                     1997
                                            ---------------------
                                            (In thousands, except
                                                per share data)
Pro Forma Statements of Operations Data:
Net operating revenues                             $9,186
Non-capital operating expenses:
     Salaries and employee benefits                 6,216
     Provision for doubtful accounts                   82
     Other non-capital operating expenses           2,675
     Loss on disposal of assets                         7
                                                   -------
          Total non-capital operating expenses      8,980
Capital expenses:
     Depreciation and amortization                    249
     Rent                                             508
     Interest expense (income)                       (270)
                                                   -------
          Total capital expenses                      487
                                                   -------
Net loss before income taxes                         (281)
Income tax provision (benefit)                         --
                                                   -------
Net loss                                            ($281)
                                                   =======
Net loss per common share                          ($0.15)
Weighted average common shares used in per
     common share calculation                       1,930



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            TRENDS AND RECENT EVENTS

Potential Ineligibility for Continued Listing on the NASDAQ National Market

     The  NASDAQ   Stock  Market  has  adopted  new   quantitative   maintenance
requirements for continued listing on the NASDAQ National Market. The new criteria become effective on February 23, 1998. The Company currently is in compliance with all of the new criteria for continued NASDAQ National Market listing except for the requirement that the market value of its public float be at least $5 million. The Company estimates that the market value of its public float as of September 25, 1997 is $2,877,000. If the Company is not in compliance with the new maintenance criteria on the effective date, the Company understands that it would be moved to the NASDAQ SmallCap Market. Delisting from the NASDAQ National Market could have an adverse effect on the liquidity of the Company's Class A Common Stock.

Consideration of Strategic Alternatives

     Since the beginning of fiscal 1997, the Company has disposed of substantially all of its operating assets. On August 31, 1997, the Company sold five of its outpatient rehabilitation clinics in Florida and Georgia and certain other assets. On July 31, 1997, the Company sold its Kansas operations. On March 31, 1997, the Company sold all of its Georgia operations, consisting of a neurobehavioral program, a subacute program operated under a management agreement, and a post-acute program. Earlier in fiscal 1997, the Company sold its post-acute program in Illinois and its outpatient rehabilitation clinics in Alaska. In addition, the Company closed six outpatient rehabilitation clinics in Colorado and Florida during fiscal 1997. The Board of Directors of the Company is continuing to evaluate the Company's strategic direction and alternatives. The alternatives under consideration by the Board include, among other things, a merger or other business combination and/or additional sales of assets. There can be no assurance that any such alternatives will be available on favorable terms, if at all.

     Harvey Wm. Glasser, M.D., the Company's majority stockholder, has indicated his view that the Company's business should not necessarily be limited to medical rehabilitation or the healthcare field generally and that, if presented with an appropriate opportunity, the Company should consider investing the proceeds from its asset sales in non-healthcare businesses. As a result, the nature of the Company's business could change significantly. Dr. Glasser holds a majority of the combined voting power of the Company's two classes of common stock and, accordingly, has the ability to effect a change in management or to cause or prevent a significant corporate transaction regardless of how other stockholders might vote.

Recent Asset Dispositions

     Sale of Florida Operations. On August 31, 1997, the Company sold five outpatient rehabilitation clinics and certain other assets located in Florida and Georgia. The outpatient rehabilitation clinics were located in St. Augustine, Palatka, Palm Coast, and Ormond Beach, Florida and in Moultrie, Georgia. The Company sold the clinics in two separate transactions. The aggregate sale price for the outpatient rehabilitation clinics and other assets was $550,000. The Company received promissory notes from the purchasers for the aggregate purchase price. The promissory notes are secured by the acquired assets and the Company also received personal guarantees from the stockholders of the purchasers. The purchasers acquired all assets including accounts receivable and are responsible for all accounts payable and certain payroll liabilities. As part of the transaction, the Company retained all liabilities for amounts due to the former owners of the clinics. At closing, this amount was $197,000. This transaction resulted in a loss of $2,046,000, primarily as a result of the write-down of goodwill associated with the Company's acquisition of certain of the clinics in 1994. The loss is recorded as other operating expense in the Company's June 30, 1997 financial statements.

     Sale of Kansas Operations. On July 31, 1997, the Company sold its Kansas operations, consisting of acute, subacute and post-acute rehabilitation programs. The sale price for the Kansas operations was $1,500,000 in cash. The Company's agreement with the purchaser provides that the Company retain outstanding accounts receivable and be responsible for the accounts payable at the closing date. The increase in the Company's cash position as a result of this transaction, assuming collection of the accounts receivable, will be approximately $2,500,000. This transaction will result in a gain of approximately $1,178,000. This gain will be reflected in the Company's first quarter fiscal 1998 results.

     Sale of Georgia Operations. On March 31, 1997, the Company sold its Georgia operations, consisting of a neurobehavioral program, a subacute program operated under a management agreement, and a post-acute program and related real estate. The sale price for the Georgia operations was $1,300,000 in cash. The Company's agreement with the purchaser provided that the Company retain outstanding accounts receivable and be responsible for the accounts payable at the closing date. This transaction resulted in a gain of $517,000, which was recorded as other operating income in fiscal 1997.

     Sale of Alaska Operations. On January 13, 1997, the Company sold its three outpatient rehabilitation clinics in Alaska. The sale price was $200,000. This transaction resulted in a loss of $29,000, which was recorded as other operating expense during fiscal 1997.

     Sale of Illinois Operations. On October 7, 1996, the Company sold the assets of its post-acute rehabilitation operations located in Park Ridge, Illinois for $100,000 in cash. The Company's agreement with the purchaser provided that the Company retain outstanding accounts receivable and be responsible for the accounts payable at the closing date. This transaction resulted in a gain of $63,000, which was recorded as other operating income during fiscal 1997.

     Colorado Outpatient Clinics and Home Health Agency Acquisition. On June 30, 1995, the Company acquired eleven outpatient rehabilitation clinics in Colorado, three outpatient rehabilitation clinics in Alaska and home health agencies with operations in Colorado, New Mexico and Kansas. The Company paid $133,000 and incurred liabilities of $572,000 in connection with the purchase. The Company also agreed to make additional payments based on the earnings performance of the outpatient rehabilitation clinics and the home health agencies based on the results for the twelve month periods ending June 30, 1996 through 1999. The Company was not required to make any cash payment based on results as of June 30, 1996 or 1997. If the operations collectively achieve the target earnings thresholds for the twelve months ending June 30, 1998 and 1999, the Company's maximum liability would be $550,000. During fiscal 1997 the Company closed its home health agency in New Mexico.

     In addition, in connection with the acquisition, the Company agreed to deposit $500,000 to secure a $900,000 bank loan to the previous owner of the acquired businesses. The Company is overseeing the repayment of the loan through the collection of accounts receivable which are being collected on behalf of the previous owner. At the time of the acquisition, the Company anticipated that the loan would be repaid based on the accounts receivable balance then outstanding. However, accounts receivable collections have not been sufficient to repay the loan, and the loan balance on June 30, 1997 was $249,000. This loan balance is collateralized by personal assets of the debtor.

     In October 1995, the Company was notified by its intermediary that its Medicare payments for the home health agencies were being withheld to offset amounts due by the previous owner for final settlement of the home health agencies' cost reports for the years 1992 through 1995. While the intermediary resumed making payments for current charges in January 1996, the intermediary had withheld $728,000 related to these settlements. During the second quarter of fiscal 1997, the Company received $425,000 in payment of amounts withheld. The Company has submitted appeals on behalf of the previous owner requesting payment of the remaining balance. In the event that such appeals are unsuccessful, the Company intends to pursue collection from the previous owner and offset the amounts withheld against any additional amounts due to the previous owner under the acquisition agreements. Amounts owed to the Company as of June 30, 1997, by Medicare and the previous owner of the Colorado operations exceed the minimum amounts owed to the previous owner by $237,000.

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

Healthcare Regulation and Reform

     Continuing political debate is subjecting the healthcare industry to significant reform. Healthcare reform proposals have been formulated by the current administration, members of Congress, and, periodically, state legislators. These proposals include the current administration's announcement of a "crack down on fraud in the home healthcare industry" and the related six month moratorium on the admission of new home health providers into the Medicare program. Government officials can be expected to continue to review and assess alternative healthcare delivery systems and payment methodologies. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors. Legislative changes to "balance the budget" and slow the annual rate of growth of Medicare and Medicaid are expected. Such changes may adversely impact reimbursement for the Company's services.

Forward-looking Statements

     In addition to the historical information contained herein, this Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, including risks and uncertainties set forth in this Form 10-K, that may cause actual results to differ materially. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

                              RESULTS OF OPERATIONS

     The following table sets forth the relationship, as a percentage of net operating revenues, of certain items included in the Company's consolidated statements of operations for the periods indicated:

                                                                        Year ended June 30,
                                                                --------------------------------
                Statements of Operations Data:                    1995        1996         1997
                                                                  ----        ----         ----

                Net operating revenues                           100.0%      100.0%       100.0%
                                                                 -------     -------     -------
                Non-capital operating expenses:
                     Salaries and employee benefits               60.3        64.3         71.4
                     Provision for doubtful accounts               6.9         2.5          2.2
                     Other non-capital operating expenses         29.1        25.3         27.1
                     Write-down of intangible assets               5.2          --          6.9
                     Net loss on disposal and provision for
                        subsequent disposal of assets               --          --          0.4
                                                                 -------     -------     -------
                          Total non-capital operating expenses   101.5        92.1        108.0
                                                                 -------     -------     -------

                Capital expenses:
                     Depreciation and amortization                 2.7         2.5          2.8
                     Rent                                         11.8         8.3          7.9
                     Interest (income) expense                     0.1        (0.5)        (0.3)
                                                                 -------     -------     -------
                          Total capital expenses                  14.6        10.3         10.4
                                                                 -------     -------     -------

                Restructuring charges                              1.6          --           --
                                                                 -------     -------     -------
                          Total expenses                         117.7       102.4        118.4
                                                                 -------     -------     -------
                Net loss before income taxes and minority
                        interest                                 (17.7)       (2.4)       (18.4)
                Income tax provision (benefit)                    (0.5)         --           --
                                                                 -------     -------     -------
                Net (loss) before minority interest              (17.2)       (2.4)       (18.4)
                Minority interest                                  0.5         0.1          0.1
                                                                 -------     -------     -------
                Net (loss)                                       (17.7%)      (2.5%)     (18.5%)
                                                                 =======     =======     =======


Year ended June 30, 1997 Compared to the Year ended June 30, 1996

     The Company's net operating revenues decreased 12% to $20,834,000 for the year ended June 30, 1997, as compared to $23,623,000 in the prior fiscal year. The decrease was due to decreased patient volume at the Company's Kansas facility, as well as the sale of the Company's Illinois operations in October 1996, the sale of the Company's Alaska operations in December 1996, and the sale of the Company's Georgia operations in March 1997. See "Trends and Recent Events". The number of patient days in the Company's former core business decreased 23% to 20,846 patient days for the year ended June 30, 1997, from 27,014 in the prior fiscal year. The decrease was primarily due to lower census levels at the Company's Kansas facility and the sale transactions referred to above.

     Below is a summary of net operating revenues and patient days for fiscal 1996 and 1997 with respect to the operations sold by the Company during fiscal 1997:

                        Net Operating Revenues             Patient Days
                              Fiscal year                  Fiscal year
                       ------------------------         ----------------
                          1996          1997             1996      1997
                       ----------    ----------         ------    ------
         Alaska          $696,000      $372,000            N/A       N/A
         Georgia        6,068,000     4,856,000         13,767    10,672
         Illinois       1,803,000       307,000          3,142       614
                       ----------    ----------         ------    ------
           Total       $8,567,000    $5,535,000         16,909    11,286
                       ==========    ==========         ======    ======

     The decrease in net operating revenues in the Company's former core business was partially offset by increased net operating revenues in the Company's home health business. The number of patient visits in the Company's home health business increased 46% to 126,510 patient visits for the year ended June 30, 1997, from 86,868 patient visits in the prior fiscal year.

     In the following discussion, the Company distinguishes between capital and non-capital operating expenses. This distinction is made to clarify those costs that are controllable from those costs that are not controllable, in the short term. Capital expenses such as rent are generally fixed in the short term. Non-capital operating expenses such as employee costs are generally variable in the short term and are therefore subject to faster management intervention as business conditions change.

     Total non-capital operating expenses increased 3% for the year ended June 30, 1997, to $22,503,000, as compared to $21,759,000 for the same period in the prior fiscal year. The increase relates primarily to the write-down of intangible assets and provision for the loss on the subsequent disposition of the Company's Florida operations totaling $2,046,000. Such loss was partially offset by the net gain of $524,000 recorded on the sale of the Company's Alaska, Georgia and Illinois operations, as well as losses on the sale of certain other assets. Salaries and employee benefits continue to be the primary component of the Company's non-capital operating expenses. Salaries and employee benefits decreased 2% to $14,877,000 for the year ended June 30, 1997, as compared to $15,189,000 for the same period in the prior fiscal year.

     The Company's other non-capital operating expenses primarily consist of professional fees, purchased services and other operating expenses. For the year ended June 30, 1997, the Company's other non-capital operating expenses decreased 6% to $5,650,000, as compared to $5,986,000 for the same period in the prior fiscal year. The decrease is primarily due to lower purchased services and professional fees as a result of the sale of the Company's Alaska, Georgia and Illinois operations during fiscal 1997. The provision for doubtful accounts decreased to $454,000 for the year ended June 30, 1997, from $584,000 for the same period in the prior fiscal year. The provision for doubtful accounts as a percentage of revenues was 2% for fiscal 1996 and 1997.

     Total capital expenses decreased 11% for the year ended June 30, 1997, to $2,152,000 as compared to $2,425,000 for the same period in the prior fiscal year. Rent expense decreased 16% to $1,635,000 for the year ended June 30, 1997 as compared to $1,953,000 for the same period in the prior fiscal year. The decrease in rent expense is primarily due to lower rents paid under leases requiring payments on the basis of net operating revenue and patient volume at certain facilities, as well as the sale of the Company's Alaska, Georgia and Illinois operations during fiscal 1997.

     Net interest income for the year ended June 30, 1997, decreased to $55,000 as compared to $114,000 for the same period in the prior fiscal year. This decrease is due to lower cash balances available for investment during fiscal 1997.

     The Company reported a net loss of $3,851,000 for the year ended June 30, 1997, as compared to a net loss of $590,000 for the same period in the prior fiscal year. The fiscal 1997 loss included the $1,522,000 net loss incurred in connection with the sale of certain operations during and subsequent to fiscal 1997. The Company did not record a tax benefit for fiscal years 1996 and 1997 because carrybacks of current losses against previous taxable earnings are no longer available.

Year ended June 30, 1996 Compared to the Year ended June 30, 1995

     The Company's net operating revenues increased 18% to $23,623,000 for the year ended June 30, 1996, as compared to $19,974,000 in the prior fiscal year. The increase was due primarily to net operating revenue of $7,127,000 generated by the Colorado outpatient clinics and Colorado and Kansas home health business during fiscal 1996, and to favorable prior year cost report settlements of $603,000 recorded in the second quarter of fiscal 1996, related to its former San Jose, California facility and its Gardner, Kansas facility. The comparability of fiscal 1996 and 1995 net operating revenues was affected by the closure of the Company's psychiatric partial hospitalization program during the first quarter of fiscal 1996 and the conversion in June 1995, of the Company's Georgia subacute facility from a leased unit to a management arrangement under which the Company's revenue consists primarily of management fees. Fiscal 1996 net operating revenues also reflect decreased utilization of the Company's core facilities (i.e., its acute, subacute and post-acute rehabilitation units in Georgia, Illinois and Kansas). Excluding the Company's Arlington, Texas post-acute facility which was closed in fiscal 1995, the number of patient days in the Company's core business decreased 7% to 27,014 patient days for the fiscal year ended June 30, 1996, from 28,944 for fiscal 1995.

     In the Company's core business, revenue per patient day decreased 7% to $526 for the year ended June 30, 1996, as compared to $567 for the prior fiscal year. Fiscal 1996 amounts do not include revenue per patient day at the Georgia subacute facility, which was operated by the Company under a management agreement beginning on June 5, 1995. The decrease in fiscal 1996 was largely due to an increase in the percentage of Medicare patients served at the Company's Gardner, Kansas facility.

     Total non-capital operating expenses for the year ended June 30, 1996 increased 7% to $21,759,000 from $20,258,000 during the prior fiscal year. This increase primarily resulted from the acquisition of the Colorado outpatient clinics and Colorado and Kansas home health agencies. Salaries and employee benefits were the primary component of the Company's non-capital operating expenses. Salaries and employee benefits increased 26% to $15,189,000 for the year ended June 30, 1996, as compared to $12,036,000 for the same period in the prior fiscal year. This increase was largely due to the inclusion of salaries and employee benefits for the Colorado outpatient clinics and home health agencies. Salaries and employee benefits as a percentage of net operating revenues increased to 64% for the year ended June 30, 1996, as compared to 60% in the prior fiscal year.

     The Company's other non-capital operating expenses primarily consist of professional fees, purchased services and other operating expenses. For the year ended June 30, 1996 other non-capital operating expenses increased 3% to $5,986,000, as compared to $5,821,000 for the same period in the prior fiscal year. The increase is primarily due to the inclusion of other non-capital operating expenses for the Colorado outpatient clinics and Colorado and Kansas home health agencies. The provision for doubtful accounts decreased 57% to $584,000 for the year ended June 30, 1996, from $1,371,000 for the prior fiscal year. The provision for doubtful accounts as a percentage of net operating revenues was 2% for the year ended June 30, 1996, as compared to 7% for the prior fiscal year. The reduction in the provision is due to lower provision rates for the Company's outpatient clinics and home health business lines. In addition, the provision for doubtful accounts for the year ended June 30, 1995 includes a charge of $700,000 for the write-off of two litigation receivables in which the patients were unsuccessful in their third party litigation.

     Total capital expenses decreased 17% for the year ended June 30, 1996 to $2,425,000, as compared to $2,920,000 for the prior fiscal year. Rent expense decreased 17% to $1,953,000 for the year ended June 30, 1996, as compared to $2,351,000 for the prior fiscal year. The decrease in rent expense is primarily due to lower rents paid under leases requiring payments on the basis of net operating revenue and patient volume at certain facilities, as well as the conversion of the Company's subacute facility in Georgia to a management contract in June 1995. The Company pays no rent under this management contract. The decreases were partially offset by rents paid during fiscal 1996 for its Colorado outpatient clinics and Colorado and Kansas home health agencies.

     Net interest income for the year ended June 30, 1996 was $114,000 as compared to net interest expense of $26,000 for the prior fiscal year. This increase is due to higher interest earnings during the fiscal 1996 period, as well as less interest expense on acquisition payments during fiscal 1996.

     The Company reported a net loss for the year ended June 30, 1996 of $590,000, as compared to a net loss of $3,529,000 for the prior fiscal year. The Company's effective tax rate for fiscal 1995 was a benefit of 3%. The Company did not record a benefit for the year ended June 30, 01996 because carrybacks of current losses against previous taxable earnings are no longer available.

Unaudited Quarterly Results

     Set forth below is certain summary information with respect to the Company's operations for the last eight fiscal quarters:


                                              Fiscal 1996                               Fiscal 1997
                                ------------------------------------           ---------------------------------
                                  1st      2nd      3rd       4th           1st       2nd       3rd      4th
                                Quarter  Quarter  Quarter   Quarter       Quarter   Quarter   Quarter   Quarter
                                -------  -------  -------   -------       -------   -------   -------   -------
Statements of Operations Data:                      (In thousands, except per share data)
Net operating revenues           $5,579   $6,095   $6,321    $5,628        $5,977    $5,528    $5,508    $3,821
Income (loss) before income
taxes and minority interest        (563)     105       51      (154)         (598)     (513)       98    (2,809)
Net Income (loss)                  (585)      88       34      (127)         (611)     (517)       88    (2,811)
Earnings (loss) per share        ($0.30)   $0.05    $0.02    ($0.07)       ($0.32)   ($0.27)    $0.05    ($1.46)
Average shares outstanding        1,931    1,930    1,930     1,930         1,930     1,930     1,930     1,930


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had working capital of $4,815,000, compared to working capital of $6,519,000 at June 30, 1996. The Company had cash and cash equivalents of $2,929,000 at June 30, 1997, as compared to $3,439,000 at June 30, 1996. At June 30, 1995, the Company had deposited $500,000 to secure a bank loan of $900,000 as part of its Colorado outpatient clinic and home health agencies acquisition. At June 30, 1997, $279,000 of the amount deposited is classified as restricted cash securing the loan balance of $249,000, as well as security for the Company's outstanding balance on its line-of-credit. See "Trends and Recent Events".

     During the fiscal year ended June 30, 1997, the Company's operating activities used $637,000 of available cash resources, as compared to cash used for operating activities of $2,001,000 during the same period in the prior fiscal year. The cash used for operating activities during the year ended June 30, 1997 primarily reflects amounts necessary to fund the Company's net operating losses. The cash used for operating activities during the year ended June 30, 1996 reflects funding of working capital for the Company's Colorado outpatient clinics and home health agencies and amounts necessary to fund the Company's net operating losses. Cash provided from investment activities during the year ended June 30, 1997 was $923,000, as compared to cash used for investment activities of $1,013,000 during the prior fiscal year. The cash provided from investment activities for the year ended June 30, 1997 primarily relates to proceeds from the sales of the Company's Alaska, Georgia and Illinois operations. See "Trends and Recent Events".

     Net patient accounts receivable, which excludes amounts due from intermediaries, was $4,279,000 at June 30, 1997, as compared to $4,739,000 at June 30, 1996. At June 30, 1997, the Company had an allowance for doubtful accounts of $1,195,000, as compared to $1,445,000 at June 30, 1996. The number of average days of revenue outstanding, excluding the revenues and receivables related to litigation patients, was 67 days at June 30, 1997, as compared to 65 days at June 30, 1996.

     It was the Company's practice in its core business to admit selected patients who were seeking monetary recovery in pending litigation with third parties. These patients are directly obligated to pay the Company for services rendered although the timing of collection is determined by the settlement of their litigation and is beyond the control of the Company. For this reason, liens were generally placed against pending insurance settlements. Prior to admitting such patients, the Company and its counsel evaluated the merits of the patient's case, the anticipated cost of services to be provided and the likelihood of the patient's successful recovery of damages in litigation. Once the patient was admitted, the Company and its counsel monitored the status of the litigation. The Company retained the accounts receivable related to such patients in connection with the sale of its Kansas operations. There can be no assurance, however, that the Company will ultimately be reimbursed for all the services it provided to such patients. At June 30, 1997, accounts receivable related to these litigation patients totaled $520,000, as compared to $444,000 at June 30, 1996. These litigation patient receivables accounted for an additional 13 and 19 average days revenue outstanding at June 30, 1997 and June 30, 1996, respectively.

     The Company's amount due to Medicare intermediaries of $101,000 at June 30, 1997 includes amounts the Company anticipates to pay on cost report settlements for its Colorado home health agencies and its final cost report for the Company's former Gardner, Kansas facility. Such amount also includes amounts the Company expects to receive upon regulatory approval of the Company's annual application for an exception from the routine cost limitation ("RCL") under the Medicare program for fiscal years 1992 through 1996 for its former Gardner, Kansas facility. Medicare reimbursement is generally based upon reasonable direct and indirect allowable costs incurred in providing services. At the Company's former Gardner, Kansas facility these costs were subject to the RCL. Requests for an exception from the RCL have been submitted for fiscal years 1992 through 1995 for the Company's former Gardner, Kansas facility. In connection with the sale of its Kansas operation, the Company retained the accounts receivable and it accordingly intends to file such a request for fiscal 1996 and 1997. The requests are based upon atypical costs incurred at the Kansas facility in the treatment of patients who received substantially more intensive services than those generally received in SNFs. There can be no assurance that the Company will collect in full the amounts it has requested or intends to request, nor can there be any assurance as to the timing of any such collection.

     The Company has no current material commitments for capital expenditures, except for those in connection with the Company's acquisitions as described under "Trends and Recent Events" above. The Company also expects to make routine capital improvements to its facilities in the normal course of business.

     The Company may use a portion of its cash balance to finance internal development of its home health business line. The Company has a line-of-credit of $1,000,000 from a bank. Any draws on the line-of-credit would be secured by a cash deposit. At June 30, 1997, the Company had $60,000 outstanding under the line-of-credit. The Company will need to obtain access to additional capital, through bank loans or otherwise, in order to fund any significant acquisition opportunities. The Company believes that its existing cash, credit line and cash flows from operations, will be sufficient to satisfy the Company's estimated operating cash requirements for its existing facilities for the next twelve months.

     Inflation in recent years has not had a significant effect on the Company's business and is not expected to adversely effect the Company in the future unless the current rate of inflation increases significantly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of the Registrant is incorporated by reference from the information under the caption "Election of Directors" in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders. Information with respect to certain executive officers of the Registrant is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant". Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from information under the caption "Executive Compensation" in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information under the caption "Stock Ownership of Directors and Executive Officers" in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information under the caption "Certain Transactions" in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                                                                  Reference Page
                                                           Attached Consolidated
                                                            Financial Statements

(a)  1.   Consolidated financial statements:

          Report of Independent Public Accountants.........................  2

          Consolidated Balance Sheets at June 30, 1996 and 1997............  3

          Consolidated Statements of Operations for the Years
                  Ended June 30, 1995, 1996 and 1997.......................  4

          Consolidated Statements of Stockholders' Equity for the Years
                  Ended June 30, 1995, 1996 and 1997.......................  5

          Consolidated Statements of Cash Flows for the Years
                  Ended June 30, 1995, 1996 and 1997.......................  6

          Notes to Consolidated Financial Statements.......................  7

     2.    Financial statement schedules for the Years
                    Ended June 30, 1995, 1996 and 1997

          II      -   Valuation and Qualifying Accounts....................  17

     3.   Exhibits:

               3.1 Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Commission File No. 33-44197) (the "Registration Statement") and incorporated herein by reference.

               3.2 Certificate of Amendment of Restated Certificate of Incorporation filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended 1996 and incorporated herein by reference.

               3.3     Amended and  Restated  By-Laws of the  Company,  filed as
                       Exhibit   3.2   to   the   Registration   Statement   and
                       incorporated herein by reference.

               10.1    1994 Stock Incentive Plan of the Company filed as Exhibit
                       10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (the "1995 10-K") and incorporated herein by reference.

               10.2 Stock Purchase Agreements, dated as of April 30, 1994, by and among Medbrook Corp. and the named shareholders of each of Southpark Rehabilitation, Inc., Megsis, Inc., The Last Stand, Inc., Soleil, Inc., Menage A Trois, Inc., 1st Coast Physical Therapy, Inc., and Southpark Physical
                       Therapy, Inc., filed as Exhibit 2.1 to the Company's current report on Form 8-K dated May 11, 1994 and incorporated herein by reference.

               10.3 Earnout Agreement, dated as of April 30, 1994, by and among Medbrook Corp, Lynne W. Powell and Mark W. Adukiewicz, filed as Exhibit 2.2 to the Company's current report on Form 8-K dated May 11, 1994 and incorporated herein by reference.

               10.4 Earnout Agreement, dated as of April 30, 1994, by and among Medbrook Corp., Lynne W. Powell and Elizabeth A. Norton, filed as Exhibit 2.3 to the Company's current report on Form 8-K dated May 11, 1994 and incorporated herein by reference.

               10.5 Amended and Restated Earnout Agreement, dated June 26, 1995, by and among Medbrook Corp., Lynne Powell, Mark Adukiewicz, James Powell and Beth Norton, filed as
                       Exhibit 10.10 to the 1995 10-K and incorporated herein by reference.

               10.6 Lease Agreement, dated December 28, 1994, by and among Meadowbrook Hospital, Inc. and Dr. Harvey Wm. Glasser, filed as Exhibit 10.11 to the 1995 10-K and incorporated herein by reference.

               10.7 Amendment to lease, dated December 28, 1994, by and among Meadowbrook Hospital, Inc., North Lake Investors, LLC and Dr. Harvey Wm. Glasser, filed as Exhibit 10.13 to the 1995 10-K and incorporated herein by reference.

               10.8 Agreement for Sale of Lease, dated December 28, 1994, by and among Meadowbrook Hospital, Inc. and North Lake Investors, LLC, filed as Exhibit 10.14 to the 1995 10-K and incorporated herein by reference.

               10.9 Lease Agreement dated December 31, 1994, by and among Dr. Harvey Wm. Glasser, Meadowbrook Hospital, Inc. and Meadowbrook Rehabilitation Group, Inc., filed as Exhibit
                       10.16 to the 1995 10-K and incorporated herein by reference.

               21.1    Subsidiaries of the Company.

               23.1 Consent of Arthur Andersen LLP (see Page 33 of this Form 10-K).

               24.1    Power of Attorney (see Page 32 of this Form 10-K).

               27.1    Financial Data Schedule.

       (b)        Reports on Form 8-K:

                  On March 31, 1997, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting under items 2 and 7 thereof and including pro forma financial statements for the year ended June 30, 1996 and the six months ended December 31, 1996.

                  On July 31, 1997, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting under items 2 and 7 thereof and including pro forma financial statements for the year ended June 30, 1996 and the nine months ended March 31, 1997.

                  On August 31, 1997, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting under items 2 and 7 thereof and including pro forma financial statements for the year ended June 30, 1996 and the nine months ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:    September 26, 1997           MEADOWBROOK REHABILITATION GROUP,
                                      INC.

                                      By   /s/HARVEY WM. GLASSER, M.D.
                                           ---------------------------
                                           Harvey Wm. Glasser, M.D.
                                           Chief Executive Officer and President

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

     Signature                       Title                           Date

HARVEY WM.GLASSER, M.D.    Chief Executive Officer,           September 26, 1997
-----------------------
Harvey Wm. Glasser, M.D.   President and Treasurer
                          (Principal Executive Officer)

JAMES F. MURPHY            Vice President and                 September 26, 1997
-----------------------
James F. Murphy            Chief Financial Officer
                          (Principal Accounting Officer
                           and Principal Financial Officer)

JOHN MCCRACKEN             Director                           September 26, 1997
-----------------------
John McCracken

ROBERT RUSH                Director                           September 26, 1997
-----------------------
Robert Rush

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K into the Company's previously filed Registration Statement File No. 33-50772.



San Francisco, California                                    ARTHUR ANDERSEN LLP
September 26, 1997

                         MEADOWBROOK REHABILITATION GROUP, INC.
                         AND SUBSIDIARIES

                         CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 1996 AND 1997
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Meadowbrook Rehabilitation Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Meadowbrook Rehabilitation Group, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meadowbrook Rehabilitation Group, Inc. and subsidiaries as of June 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

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





                                                         ARTHUR ANDERSEN LLP
San Francisco, California
September 5, 1997

             MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS - JUNE 30, 1996 AND 1997

                                     ASSETS

                                                         1996          1997
                                                    ------------  -----------
 CURRENT ASSETS:
    Cash and cash equivalents                         $3,439,440   $2,928,781
    Restricted cash                                      311,000      278,649
    Patient accounts receivable, less
       allowance for doubtful accounts of
       $1,445,000 and $1,195,000 respectively          4,738,957    4,278,756
    Other receivables                                  1,264,444      293,165
    Due from intermediaries                              331,918           --
    Income tax refund receivable                         140,362           --
    Prepaid expenses and other assets                    376,898      298,970
                                                    ------------  ------------
                Total current assets                  10,603,019    8,078,321
                                                    ------------  ------------

 PROPERTY AND EQUIPMENT, at cost:
    Land and buildings                                  683,770            --
    Furniture and equipment                           2,993,965     2,154,947
    Leasehold improvements                              783,614       686,116
                                                    ------------  -----------
                                                      4,461,349     2,841,063
    Less - accumulated depreciation                  (2,095,193)   (1,708,734)
                                                    ------------  ------------
                Net property and equipment            2,366,156     1,132,329
                                                    ------------  ------------

 OTHER ASSETS:
    Goodwill and intangible assets                    1,870,555       337,734
                                                    ------------  ------------

                Total assets                        $14,839,730    $9,548,384
                                                    ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Short-term borrowings and current maturities of    $657,724      $291,037
       notes payable
    Current maturities of capital lease obligations      32,803        24,821
    Accounts payable                                  1,226,053       968,027
    Accrued payroll and employee benefits             1,101,168       755,748
    Due to intermediaries                                    --       100,780
    Other accrued liabilities                         1,065,820     1,123,124
                                                    ------------  ------------
                Total current liabilities             4,083,568     3,263,537
                                                    ------------  ------------

 LONG-TERM LIABILITIES:
    Note payable and other long-term liabilities        636,255        48,989
    Capital lease obligations                            21,815            --
                                                    ------------   -----------
                Total long-term liabilities             658,070        48,989
                                                    ------------   -----------

                Total liabilities                     4,741,638     3,312,526
                                                    ------------   -----------

 MINORITY INTEREST IN EQUITY OF
    CONSOLIDATED SUBSIDIARIES                            11,665            --
                                                    ------------   -----------

 STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value -
       Class A; 15,000,000 shares authorized;
          1,157,244 shares issued and outstanding
          at June 30, 1996 and 1997                      11,572        11,572
       Class B; 5,000,000 shares authorized;
          773,000 shares issued and outstanding
          at June 30, 1996 and 1997                       7,730         7,730
    Paid-in capital                                  17,908,122    17,908,122
    Retained deficit                                 (7,840,997)  (11,691,566)
                                                    ------------   -----------
                Total stockholders' equity           10,086,427     6,235,858
                                                    ------------   -----------
                Total liabilities and stockholders'
                   equity                           $14,839,730    $9,548,384
                                                    ============   ===========

  The accompanying notes are an integral part of these consolidated statements.


                                       MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND 1997
                                                                         1995             1996            1997
                                                                     ------------    -------------     ------------

        NET OPERATING REVENUES                                       $19,973,613      $23,622,560      $20,834,438

        OPERATING EXPENSES:
               Salaries and employee benefits                         12,036,473       15,189,173       14,877,168
               Professional fees and purchased services                3,023,225        2,509,166        2,239,179
               Provision for doubtful accounts                         1,371,151          583,661          454,255
               Other operating expenses                                2,797,809        3,476,400        3,411,087
               Depreciation and amortization                             542,890          586,180          572,249

        Rent -
                  To unrelated parties                                 1,764,617        1,540,634        1,252,802
                  To related parties                                     586,518          412,468          382,456
               Write-down of intangible assets                         1,029,767               --        1,439,520
               Net loss on disposal and provision
        for subsequent
                   disposal of assets                                         --               --           82,130
               Restructuring charges                                     310,000               --               --
                                                                     ------------    -------------     ------------


                   Total operating expenses                           23,462,450       24,297,682       24,710,846
                                                                     ------------    -------------     ------------

                   Loss from operations                               (3,488,837)        (675,122)      (3,876,408)
                                                                     ------------    -------------     ------------

        OTHER (INCOME) EXPENSE:
               Interest (income) expense, net                             25,536         (113,834)         (55,313)
                                                                     ------------    -------------     ------------

                   Total other (income) expense                           25,536         (113,834)         (55,313)
                                                                     ------------    -------------     ------------

                   Loss before income taxes and minority interest     (3,514,373)        (561,288)      (3,821,095)

        INCOME TAX  BENEFIT                                              (92,890)              --               --
                                                                     ------------    -------------     ------------

                   Loss before minority interest                     ($3,421,483)       ($561,288)     ($3,821,095)

        MINORITY INTEREST IN EARNINGS OF
          CONSOLIDATED SUBSIDIARIES                                      107,642           29,016           29,474
                                                                     ------------    -------------     ------------

                   Net loss                                          ($3,529,125)       ($590,304)     ($3,850,569)
                                                                     ============    =============     ============

        NET LOSS PER COMMON SHARE                                         ($1.82)          ($0.31)          ($1.99)
                                                                     ============    =============     ============


        WEIGHTED AVERAGE COMMON AND COMMON
          EQUIVALENT SHARES OUTSTANDING                                1,936,703        1,930,349        1,930,244
                                                                     ============    =============   ==============



                           The accompanying notes are an integral part of these consolidating statements.

                                       MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND 1997




                                    Class A                Class B
                               ---------------------  --------------------
                                                                                                                    Total
                                 Shares     Amount     Shares     Amount       Paid-in         Retained         Stockholders'
                                                                               Capital          Deficit            Equity
                               --------------------  --------------------    ------------    -------------      -------------
BALANCE, JUNE 30, 1994         1,162,745   $11,627     773,000    $7,730     $17,950,818      ($3,721,568)       $14,248,607

     Common stock issuance
         upon option exercise      2,250        23          --        --           1,226               --              1,249
     Repurchase of shares         (7,333)      (73)         --        --         (43,927)              --            (44,000)
     Net loss                         --        --          --        --             --        (3,529,125)        (3,529,125)
                               ----------  --------    -------   -------     ------------    -------------      -------------

BALANCE, JUNE 30, 1995         1,157,662    11,577     773,000     7,730      17,908,117       (7,250,693)        10,676,731

     Cancellation of shares         (418)       (5)         --        --               5               --                 --
     Net loss                         --        --          --        --              --         (590,304)          (590,304)
                               ----------  --------   --------    ------     ------------    -------------      -------------

BALANCE, JUNE 30, 1996         1,157,244    11,572     773,000     7,730      17,908,122       (7,840,997)        10,086,427

     Net loss                         --        --          --        --              --       (3,850,569)        (3,850,569)
                               ----------  --------    -------    ------     ------------    -------------      -------------

BALANCE, JUNE 30, 1997         1,157,244   $11,572     773,000    $7,730     $17,908,122     ($11,691,566)        $6,235,858
                               ==========  ========    =======    ======     ============    =============      =============






                            The accompanying notes are an integral part of these consolidated statements.


                                       MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND 1997

                                                                                            1995           1996            1997
                                                                                       -------------    -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                         ($3,529,125)     ($590,304)    ($3,850,569)
       Adjustments to reconcile net loss to cash provided by
       (used for) operating activities -
            Depreciation and amortization                                                   542,890        586,180         572,249
            Net loss on disposal and provision for
            subsequent
                     disposal of assets                                                      33,592          8,122          82,130
            Write-down of intangible assets                                               1,029,767             --       1,439,520
            Minority interest expense                                                            --         29,016          29,474
            Changes in assets and liabilities -
                Decrease (increase) in  patient accounts receivable, net                  2,345,398       (675,012)        460,201
                Decrease in due from/to intermediaries                                    1,579,372        282,085         432,698
                Decrease in income tax refund receivable                                  1,908,244         29,638         140,362
                Decrease (increase) in other receivables                                   (161,555)      (999,962)        971,279
                Decrease (increase) in prepaid expenses and other current assets            108,892        (91,435)         77,928
                Increase (decrease) in accounts payable and accrued liabilities             217,834       (357,817)       (991,931)
                Decrease in other long-term liabilities                                          --       (221,897)             --
                                                                                        ------------    -----------    ------------
                Cash provided by (used for) operating activities                          4,075,309     (2,001,386)       (636,659)
                                                                                        ------------    -----------    ------------

       CASH FLOWS FROM INVESTMENT ACTIVITIES:
            Additions to property and equipment                                            (359,129)      (556,705)       (231,046)
            Payments on prior purchase of                                                        --       (357,543)       (330,724)
            outpatient clinics
            Proceeds from sale of assets                                                      1,950         23,431       1,485,009
            Purchase of outpatient                                                       (1,056,604)       (82,500)             --
            clinics
            Costs resulting from purchase of outpatient facilities                         (167,447)       (40,000)             --
                                                                                        ------------    -----------    ------------
                Cash provided by (used for) investment activities                        (1,581,230)    (1,013,317)        923,239
                                                                                        ------------    -----------    ------------

       CASH FLOWS FROM FINANCING ACTIVITIES:
            Short-term borrowings                                                           325,840        791,942         517,239
            Payments of short-term borrowings                                              (207,345)      (813,180)     (1,263,909)
            Long-term borrowings                                                                 --         95,198              --
            Payments of capital lease obligations                                           (70,360)       (40,003)        (29,797)
            Decrease (increase) in cash deposited  to secure a loan                        (500,000)       189,000          32,351
            Payments to minority                                                            (90,000)       (76,121)        (53,123)
            shareholders
            Issuance of common stock for options exercised                                    1,249             --              --
                                                                                        ------------    -----------     -----------

                Cash provided by (used for) financing activities                          (540,616)        146,836        (797,239)

                Net increase (decrease) in cash                                           1,953,463     (2,867,867)       (510,659)

       CASH AND CASH EQUIVALENTS, beginning of period                                     4,353,844      6,307,307       3,439,440
                                                                                       -------------    -----------     -----------

       CASH AND CASH EQUIVALENTS, end of period                                          $6,307,307     $3,439,440      $2,928,781
                                                                                       =============    ===========    ============

       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
            Noncash activities -
                Property additions financed with capital leases                                 $--        $76,020             $--
                Property additions financed with notes payable                                   --        114,098              --
                Liability resulting from purchase of outpatient facilities                1,743,319        186,692              --
                Stock received as repayment of receivable from related party                 44,000             --              --
            Payments -
                Interest paid                                                               179,567         44,881          59,152
                Income taxes paid                                                                --         32,492          20,900


                            The accompanying notes are an integral part of these consolidated statements.

             MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997

1.  ORGANIZATION AND OPERATIONS:

     Meadowbrook Rehabilitation Group, Inc. (Meadowbrook) and its subsidiaries (collectively, the Company) have undergone significant operating changes during and subsequent to fiscal year 1997. As of September 1997, the Company operates home health agencies in Colorado and Kansas, four outpatient rehabilitation clinics in Colorado and three outpatient rehabilitation clinics (two of which are operated under a management agreement) in Florida. The Company has sold all of its traditional acute, subacute and post-acute operations during fiscal 1997 and subsequent to year end. In addition, the Company sold five of its outpatient rehabilitation clinics located in Florida and Georgia subsequent to year end. The Company also closed six outpatient rehabilitation clinics during fiscal 1997. These transactions are more fully described in Note 2.

     The Company experienced significant operating losses during fiscal years 1995, 1996 and 1997. Factors contributing to fiscal year 1997 losses include a net loss of $1,522,000 (including a write-down of intangible assets) recorded in connection with the Company's sale of its Alaska, Georgia and Illinois operations during fiscal 1997 and the sale of five outpatient rehabilitation clinics and certain other assets in Florida and Georgia subsequent to year end. The fiscal 1997 results also include operating losses incurred by the Company's Florida and Kansas operations.

     Factors contributing to fiscal 1996 results include among other things, losses incurred at the Company's Colorado facilities, as well as decreased patient census and revenue per patient day in the Company's acute, subacute and post-acute facilities.

     Major factors contributing to fiscal 1995 losses included, among others, a continued deterioration in patient census and revenue per patient day at the Companys acute, subacute and post-acute facilities and a charge of $1,030,000 to write-off intangible assets recorded as part of the fiscal 1994 acquisition of its Florida operations. The write-off was the result of the Company's management contracts at five facilities being terminated. In addition, the Company recorded a charge of $700,000 to write-off two litigation accounts receivable in which the patients were unsuccessful in their third party litigation (see Note 3). In addition, the Company recorded restructuring charges of $310,000 related to the closure of its psychiatric partial hospitalization program in Indianapolis. The program was closed on September 22, 1995 (see Note
2).

     The Company's future profitability is dependent on the successful operation of the Company's home health agencies and outpatient rehabilitation clinics. There can be no assurance as to the Company's future profitability. The Company has a $1,000,000 bank line-of-credit, which would require a $500,000 bank deposit if drawn (see Note 3). Otherwise, the Company currently does not have access to additional capital. There can be no assurance that in the future the Company will not experience a shortage of available cash necessary to operate its business.

     The Company's Board of Directors is continuing to evaluate the Company's overall strategic direction and alternatives. The alternatives under consideration by the Board include, among other things, a merger or other business combination and/or additional sales of assets. There can be no assurance that any such alternatives will be available on favorable terms, if at all.

     Harvey Wm. Glasser, M.D., the Company's majority stockholder, has indicated his view that the Company's business should not necessarily be limited to medical rehabilitation or the healthcare field generally and that, if presented with an appropriate opportunity, the Company should consider investing in non-healthcare businesses. As a result, the nature of the Company's business could change significantly. Dr. Glasser holds a majority of the combined voting power of the Company's two classes of common stock and accordingly has the ability to effect a change in management or to cause or prevent a significant corporate transaction regardless of how other stockholders might vote.

2. OPERATING CHANGES AND SALE OF OPERATIONS:

     Florida In May, 1997, the Company's board of directors and management initiated the sale of its Florida operations. On August 31, 1997, the Company sold the assets of five outpatient rehabilitation clinics and certain other assets located in Florida and Georgia. The outpatient rehabilitation clinics were located in St. Augustine, Palatka, Palm Coast, and Ormond Beach, Florida and in Moultrie, Georgia. The Company sold the clinics in two separate transactions. The aggregate sale price for the outpatient rehabilitation clinics and other assets was $550,000. The Company received promissory notes from the purchasers for the aggregate purchase price. The promissory notes are secured by the acquired assets and the Company also received personal guarantees from shareholders of the purchasers. The purchasers acquired all assets including accounts receivable and are responsible for all accounts payable and certain payroll liabilities. As part of the transaction, the Company retained all liabilities for amounts due to the former owners of the clinics. At closing, this amount was $197,000. The assets sold consisted of current assets of $384,000, property and equipment of $275,000, and liabilities of $117,000. As of June 30, 1997 a provision has been recorded to reduce the carrying value of the assets related to these operations to realizable value. This transaction resulted in a loss of $2,046,000, primarily as a result of the write-down of goodwill associated with the Company's acquisition of certain of the clinics in 1994. The loss is recorded as other operating expense in the Company's June 30, 1997 financial statements.

     Kansas On July 31, 1997, the Company sold the majority of the assets of its Kansas operations, consisting of acute, subacute and post-acute rehabilitation programs. The sale price for the Kansas operations was $1,500,000 in cash. The Company's agreement with the purchaser provides that the Company will retain outstanding accounts receivable and be responsible for the accounts payable at the closing date. The assets sold consisted of current assets of $2,000 and property and equipment of $179,000. The hospital was leased from Harvey Wm. Glasser, M.D., the Company's Chief Executive Officer and majority shareholder. Concurrently with the sale of the assets of the subsidiary, Dr. Glasser sold the hospital leased by the subsidiary to the same purchaser. The Company's sale of the Kansas operations will result in a gain of $1,178,000. This gain will be recorded in the Company's first quarter fiscal 1998 results.

     Georgia On March 31, 1997, the Company sold the majority of the assets of its Georgia operations, consisting of a neurobehavioral program, a subacute program operated under a management agreement, and a post-acute program and related real estate. The sale price for the Georgia operations was $1,300,000 in cash. The Company's agreement with the purchaser provides that the Company retain outstanding accounts receivable and be responsible for the accounts payable at the closing date. This transaction resulted in a gain of $517,000, which was recorded as other operating income in fiscal 1997.

     Alaska On January 13, 1997, the Company sold its three outpatient clinics in Alaska. The sale price was $200,000 in cash. This transaction resulted in a loss of $29,000, which was recorded as other operating expense during fiscal 1997.

     Illinois On October 7, 1996, the Company sold the majority of the assets of its post-acute rehabilitation facility located in Park Ridge, Illinois. The Company's agreement with the purchaser provided that the Company retain outstanding accounts receivable and be responsible for the accounts payable at the closing date. This transaction resulted in a gain of $63,000, which was recorded as other operating income during fiscal 1997.

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

     The operations sold during fiscal year 1997 or subsequent to year end comprised the majority of the Company's operations. The following table segregates net operating revenues and operating results between operations retained and operation disposed of. Loss from operations amounts include allocations of common corporate overhead cost.


                                    1995                            1996                             1997
                                 (unaudited)                     (unaudited)                     (unaudited)
                         ----------------------------    ----------------------------    ----------------------------
                             Net                             Net                             Net
                          operating       Loss from       operating       Loss from       operating       Loss from
                          revenues        operations      revenues        operations      revenues        operations
                         -----------     ------------    -----------      ----------     -----------     ------------
Operations retained         $870,217       ($108,895)    $10,265,871      ($182,545)      $9,186,447       ($550,850)

Operations disposed of
   during and subsequent
   to year end            19,103,396      (3,379,942)     13,356,689       (492,577)      11,647,991      (3,325,558)


                         -----------     ------------    -----------      ----------     -----------     ------------
                         $19,973,613     ($3,488,837)    $23,622,560      ($675,122)     $20,834,438     ($3,876,408)
                         ===========     ============    ===========      ==========     ===========     ============


     The above information does not purport to present the consolidated results of operations of the Company had the dispositions actually occurred on July 1, 1994; nor does it purport to be indicative of results that will be attained in the future.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation

     The consolidated financial statements include the accounts of Meadowbrook and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash, Cash Equivalents and Restricted Cash

     The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. In 1995, the Company deposited $500,000 to secure a bank loan of $900,000 made by a bank to the previous owner of the acquired Colorado operations. The loan balance on June 30, 1997 was $249,000. The Company has not recorded as a liability, but reflects the restricted cash on its balance sheet. As the loan is repaid, the security deposit will be transferred and become security on the Company's $1,000,000 line-of-credit with the bank. At June 30, 1997, $279,000 of the amount deposited is classified as restricted cash securing the loan balance of $249,000 as well as the Company's outstanding line-of-credit balance of $60,000.

Accounts Receivable and Allowance for Doubtful Accounts

     The reimbursement process related to many of the Company's patients is complex and involves multiple payors. In addition, it had been the Company's practice to admit selected patients who, although obligated to pay the Company, are seeking monetary recovery in pending litigation with third parties. The industry's trend towards cost containment has imposed increasing limits on reimbursement which has resulted in longer collection periods and, in some cases, has made ultimate reimbursement more difficult. These factors delay the timing and affect the amount of payment to the Company.

     During the year ended June 30, 1997, the Company wrote-off net balances of $704,000 of accounts receivable compared to $1,052,000 during the year ended June 30, 1996. During fiscal 1995 the Company recorded a charge of $700,000 to write-off two receivables in which the patients were unsuccessful in their third party litigation. As of June 30, 1996 and 1997, $1,328,000 and $1,141,000,
respectively, of the Company's accounts receivable were greater than one year past due. The Company has recorded allowances for uncollectible accounts that reflect the best judgment of management as to the ultimate collectibility of accounts receivable balances. However the nature of the reimbursement process, as well as the sale of certain of the Company's facilities during and subsequent to year end, makes these judgments difficult and actual reimbursement could vary significantly from these estimates.

Patient Revenues and Provision for Contractual Discounts

     Patient services are billed at standard rates. Payments for services rendered to private payors and patients covered by commercial insurance are generally negotiated at amounts lower than standard rates. Payments for services rendered to patients covered by Medicare and Medicaid are generally at lower than standard rates. Contractual allowances are recorded to reflect the difference between standard rates and expected reimbursement, so that patient accounts receivable are recorded net of estimated discounts. The Company provided care to Medicaid beneficiaries under short-term contracts at the Company's Gardner, Kansas facility.

     Final determination of amounts receivable or payable under the Medicare and Medicaid programs is subject to audit or review by the respective administrative agencies. Provisions have been recorded for estimated adjustments (see Note 9).

     The following table reflects the estimated percentage of net patient revenues by payor type:

                                                      Year Ended June 30,
                                                --------------------------------
        Source                                  1995         1996         1997
                                               -------      -------      -------

    Private payors and commercial insurance..     67%          59%          51%
    Medicare ................................     16%          34%          41%
    Medicaid ................................     17%           7%           8%
                                               -------      -------      -------
    Total ...................................    100%         100%         100%
                                               -------      -------      -------

     The operations retained by the Company after the sale activity described in
Note 2 receive approximately 80% of their revenue through the Medicare and Medicaid programs.

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

     The adoption of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" is not expected to significantly impact the Company's earnings per share calculation.

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

4. SHORT-TERM BORROWINGS AND NOTES PAYABLE:

     At June 30, 1996 and 1997 the Company had notes payable of $1,196,330 and $340,026, respectively. These notes are payable in varying installments at an average interest rate of 8.6%. The notes payable at June 30, 1997 include $136,425 arising from prior year acquisitions (see Notes 2 and 10) and $60,000 related to borrowings from a bank under a line-of-credit arrangement.

     Scheduled maturities for the notes payable and other long-term liabilities are as follows:

                        1998             $291,037
                        1999               36,833
                        2000               12,156
                        2001                   --
                        2002                   --
                                         --------
                                         $340,026
                                         ========

5. LEASES:

     The Company leases certain property and equipment under capital and operating leases. The original cost of assets under capital leases included in property and equipment is $165,494 at June 30, 1996, and $88,570 at June 30, 1997, with accumulated depreciation of $70,632 and $32,463 as of June 30, 1996 and 1997, respectively.

     The minimum future lease payments required under the Company's capital and operating leases (excluding facilities sold subsequent to year end) during the five years beginning July 1, 1997, are as follows:

                                                 Capital           Operating
                                                 Leases              Leases
                                               ------------     ---------------
   Year 1                                          $28,031          $  398,323
   Year 2                                               --             248,976
   Year 3                                               --             147,566
   Year 4                                               --              63,568
   Year 5                                               --              13,467
   Thereafter                                           --                  --
                                               ------------     ---------------
   Total minimum payments                           28,031            $871,900
                                                                ===============
   Interest on capital lease obligations            (3,210)
                                               ------------
   Net minimum payments                             24,821
   Current maturities of capital obligations        24,821
                                               ------------
   Long-term capital lease obligations              $   --
                                               ============

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

Potential Ineligibility for Continued Listing on the NASDAQ Stock Market

     The  NASDAQ   Stock  Market  has  adopted  new   quantitative   maintenance
requirements for continued listing on the NASDAQ National Market. The new criteria become effective on February 23, 1998. The Company currently is in compliance with all of the new criteria for continued NASDAQ National Market listing except for the requirement that the market value of its public float be at least $5 million. The Company estimates that the market value of its public float as of September 25, 1997 is $2,877,000. If the Company is not in compliance with the new maintenance criteria on the effective date, the Company understands that it would be moved to the NASDAQ SmallCap Market. Delisting from the NASDAQ National Market could have an adverse effect on the liquidity of the Company's Class A Common Stock.

Stock Plan

     The 1994 Stock Incentive Plan (the "Plan") was adopted by the Company's Board of Directors in September 1994, and was approved by the Company's stockholders in November 1994. At June 30, 1997, a total of 681,667 shares of Class A Common Stock were reserved for issuance under the Plan pursuant to the direct award or sale of shares or the exercise of options granted under the Plan. The Plan is administered by a compensation committee of the Board of Directors of the Company, which selects the persons to whom shares will be sold or awarded or to whom options will be granted. The committee determines the number of shares subject to each sale, award or grant, and prescribes other terms and conditions, including vesting schedules, in connection with each sale, award or grant.

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

Class A Common Stock ISO's outstanding under the Plan are as follows:

                                              Shares             Exercise Price
                                           Under Option            Per Share
                                         -----------------     ----------------
   Outstanding at June 30, 1995               199,074         $0.56-$39.00
                                           ------------
        Granted September 1995                 10,000                 6.19
        Cancelled October 1995                (33,333)                5.63
        Cancelled October 1995                (33,333)                6.00
        Granted October 1995                   21,667                 3.38
        Cancelled November 1995                  (833)                0.03
        Cancelled November 1995                (1,667)               39.00
        Cancelled November 1995                (1,667)               21.38
        Cancelled November 1995                (1,575)                3.33
        Cancelled November 1995                (8,333)                5.25
        Granted January 1996                    6,667                 3.00
        Cancelled January 1996                 (6,667)                3.38
        Cancelled January 1996                 (1,667)                6.00
        Granted April 1996                      5,000                 4.13
                                         ------------
   Outstanding at June 30, 1996               153,333         $0.56-$39.00
                                         --------------
        Cancelled October 1996                 (5,000)                6.00
        Cancelled October 1996                 (5,000)                3.38
        Cancelled November 1996                (1,667)                6.00
        Cancelled November 1996                (1,667)                3.00
        Cancelled January 1997                 (5,000)                6.00
        Granted January 1997                    3,333                 1.75
        Cancelled March 1997                  (16,667)               18.00
        Cancelled March 1997                   (4,167)                6.18
        Cancelled March 1997                   (5,833)                3.38
        Cancelled March 1997                   (3,333)                6.00
        Granted April 1997                      3,333                 2.00
        Cancelled April 1997                   (8,333)                5.25
        Cancelled April 1997                   (1,666)                6.00
        Cancelled April 1997                   (1,666)                3.00
        Cancelled April 1997                   (1,667)                1.75
        Cancelled June 1997                    (5,000)                4.13
                                         --------------
   Outstanding at June 30, 1997                93,333         $1.75-$18.00
                                         ==============

     As of June 30, 1997, 60,000 options were exercisable.

     The exercise price for options granted was at least fair market value at the date of grant. Options issued under the Plan, unless otherwise specified, vest evenly over a four-year period from the date of grant.

     The Company has not applied the provisions of SFAS No. 123, "Accounting for Stock Based Compensation" because options granted in fiscal years 1996 and 1997 are immaterial.

7. INCOME TAXES:

     The Company provides for income taxes under the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS 109 deferred taxes are provided under the liability method using current tax rates.

     The Company recorded a tax benefit for the year ended June 30, 1995 due to the availability of federal and state loss carry backs for tax and financial reporting purposes. The tax benefit rate is reduced significantly in 1995 primarily because of limits on available federal tax payments made in prior years which could be refunded. For fiscal years 1996 and 1997, no benefit was recorded because carrybacks of current losses against previous taxable earnings are no longer available.

The following is a summary of the Company's benefit for income taxes:

                                                Year Ended June 30
                              --------------------------------------------------
                                   1995              1996              1997
                              -------------      --------------    -------------
    Current -
         Federal              $    (92,890)      $      --          $      --
         State                       --                 --                 --
                              -------------      --------------    -------------
                                   (92,980)
    Deferred (prepaid) -
         Federal                     --                 --                 --
         State                       --                 --                 --
                              -------------      -------------     -------------
    Benefit                   $    (92,890)      $      --          $      --
                              =============      =============     =============

     The deferred provision (benefit) for income taxes results from the following temporary differences:

                                                      Year Ended June 30
                                      ------------------------------------------
                                          1995            1996           1997
                                      ------------   -------------  ------------

  Allowance for doubtful accounts     $   (52,910)   $   205,720    $    92,500
  Accrued payables                         82,276         74,000       (142,450)
  Depreciation                            (10,360)       (37,000)        54,390
  Tax loss carry forwards                (695,600)      (117,157)      (933,053)
  Other                                       --             --            --
  Valuation allowance                     676,594       (125,563)       928,613
                                      ------------   -------------  ------------
                                      $       --     $       --      $     --
                                      ============   =============  ============


     The income tax provision  (benefit) is calculated based upon effective tax rates which differ from the federal  statutory rate.
The following table reconciles the differences between the two rates by amount and percentage:

                                                                   Year Ended June 30
                                   ------------------------------------------------------------------------------
                                         1995                          1996                      1997
                                   ---------------                -------------            ---------------
                                        Amount           %            Amount        %           Amount        %
                                   ---------------     -----      -------------   -----    ---------------  -----
Federal statutory rate             $   (1,194,887)     (34%)      $   (200,703)   (34%)    $  (1,309,340)   (34%)
State taxes, net of federal
     effects                             (105,431)       (3)           (17,709)     (3)                       (3)
                                                                                                (115,530)
Permanent differences                     437,185        12             53,280       9           610,500      16
Net operating losses
     not currently benefited              676,594        19            165,132      28           933,053      24
Other                                      93,649         3                --       --          (118,683)     (3)
                                   ----------------    -----      -------------   -----    --------------   -----
Benefit                            $      (92,890)      (3%)      $        --       --     $         --       --
                                   ================    =====      =============   =====    ==============   =====

The deferred  income tax assets are comprised of the following at June 30:

                                                     1996              1997
                                               ---------------    --------------
    Allowance for doubtful accounts            $     534,650      $     442,150
    Accrued payables                                 170,940            313,390
    Depreciation                                     165,390            111,000
    Tax loss carry forwards                          995,757          1,928,810
                                               ---------------    --------------
    Net deferred income tax assets                 1,866,737          2,795,350
    Less valuation allowance                      (1,866,737)        (2,795,350)
                                               ---------------    --------------
    Deferred income tax asset                  $        --        $        --
                                               ===============    ==============

8. RELATED PARTY TRANSACTIONS:

     The Company has entered into certain transactions with parties that are related by common ownership or control. These transactions are summarized below:

     o The Company leases and has leased in the past certain facilities from the majority stockholder of the Company. The Company entered into agreements to lease these facilities for initial terms of up to ten years. The Company pays the stockholder a base rental amount per month, plus a percentage (ranging from 2-1/2% to 5%) of net patient revenue less a provision for bad debts above a defined threshold. Rental expense on these leases for the years ended June 30, 1995, 1996 and 1997, was $586,518, $412,468 and $382,456, respectively, of which $7,577 and
        $1,158 was unpaid at June 30, 1996 and 1997, respectively. Subsequent to year end the majority stockholder sold the final facility leased to the Company in conjunction with the Company's sale of its Kansas operations (see Note 2).

     o As part of the Company's initial public offering, the Company granted certain directors an aggregate of 5,000 shares of Class A Common Stock in lieu of directors' fees. The shares vested over a four year period. For the year ended June 30, 1995, the Company recorded expense of $27,761 related to these shares.

9.  COMMITMENTS AND CONTINGENCIES:

     Medicare Reimbursement The Company's amount due to Medicare intermediaries of $101,000 at June 30, 1997 includes amounts the Company anticipates to pay on cost report settlements for its Colorado home health agencies and Colorado outpatient rehabilitation clinics acquired on June 30, 1995 and its final cost report for the Company's Gardner, Kansas facility. Such amount also includes amounts the Company expects to receive upon regulatory approval of the Company's annual application for an exception from the routine cost limitation ("RCL") under the Medicare program for fiscal years 1992 through 1996 for its Gardner, Kansas facility. Medicare reimbursement is generally based upon reasonable direct and indirect allowable costs incurred in providing services. At the Company's Gardner, Kansas facility these costs were subject to the RCL. Requests for an exception from the RCL have been submitted for fiscal years 1992 through 1995 for the Company's Gardner, Kansas facility. In connection with the sale of its Kansas operation, the Company retained the accounts receivable and it accordingly intends to file such a request for fiscal 1996 and 1997. The requests are based upon atypical costs incurred at the Kansas facility in the treatment of patients who received substantially more intensive services than those generally received in SNFs. There can be no assurance that the Company will collect in full the amounts it has requested or intends to request, nor can there be any assurance as to the timing of any such collection.

10.  ACQUISITIONS:

Colorado Outpatient Clinics and Home Health Agency Acquisition

     On June 30, 1995, the Company acquired eleven outpatient rehabilitation clinics in Colorado, three outpatient rehabilitation clinics in Alaska and home health agencies with operations in Colorado, New Mexico and Kansas. The Company paid $133,000 and incurred liabilities of $572,000 in connection with the purchase. The Company also agreed to make additional payments based on the earnings performance of the outpatient rehabilitation clinics and the home health agencies based on the results for the twelve month periods ending June 30, 1996, through 1999. The Company was not required to make any cash payment based on results as of June 30, 1996 and 1997. If the operations collectively achieve the target earnings thresholds for the twelve months ending June 30, 1998 through 1999, the Company's maximum liability would be $550,000.

     In addition, in connection with the acquisition, the Company agreed to deposit $500,000 to secure a $900,000 bank loan to the previous owner of the acquired businesses. The Company is overseeing the repayment of the loan through the collection of accounts receivable which are being collected on behalf of the previous owner. At the time of the acquisition, the Company anticipated that the loan would be repaid based on the accounts receivable balance then outstanding. However, accounts receivable collections have not been sufficient to repay the loan and the loan balance on June 30, 1997 was $249,000. This loan balance is collateralized by personal assets of the debtor.

     In October 1995, the Company was notified by its intermediary that its Medicare payments for the home health agencies' were being withheld to offset amounts due by the previous owner for final settlement of the home health agencies' cost reports for the years 1992 through 1995. While the intermediary resumed making payments for current charges in January 1996, the intermediary had withheld $728,000 related to these settlements. During the second quarter of fiscal 1997, the Company received $425,000 in payment of amounts withheld. The Company has submitted appeals on behalf of the previous owner requesting payment of the remaining balance. In the event that such appeals are unsuccessful, the Company intends to pursue collection from the previous owner and offset the amounts withheld against any additional amounts due to the previous owner under the acquisition agreements. Amounts owed to the Company as of June 30, 1997, by Medicare and the previous owner of the Colorado operations exceed the minimum amounts owed to the previous owner by $237,000. This amount is included in other receivables on the Company's balance sheet.

             MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED JUNE 30, 1995, 1996, AND 1997


                                            1995          1996           1997
                                         -----------  -----------    -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     Balance at beginning of period      $2,025,000   $2,001,000     $1,445,000
     Provision charged to expense         1,371,151      583,661        454,255
     Write-offs, net of recoveries       (1,395,151)  (1,051,890)      (704,255)

     Other                                     --        (87,771)          --
                                         -----------  -----------    -----------

     Balance at end of period            $2,001,000   $1,445,000     $1,195,000
                                         ===========  ===========    ===========