Form 10-Q
period 1997-09-30
MEADOWBROOK REHABILITATION GROUP INC
filed 1997-11-14
CIK 852164

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-Q

(Mark One)

 [  X   ]              QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

          2000 Powell Street, Suite 1203, Emeryville, California 94608
              (Address and Zip Code of principal executive offices)

       Registrant's Telephone Number, including Area Code: (510) 420-0900
                                  ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ______

     At November 13, 1997, the latest practicable date, there were 1,157,244 outstanding shares of Class A Common Stock, $.01 par value per share, and 773,000 outstanding shares of Class B Common Stock, $.01 par value per share.

                                TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION                                              Page
     Item 1.    Financial Statements
                Consolidated Balance Sheets  .................................3
                Consolidated Statements of Operations ........................4
                Consolidated Statements of Cash Flows ........................5
                Consolidated Statements of Stockholders' Equity...............6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations
                Trends and Recent Events  ....................................7
                Results of Operations     ....................................11
                Liquidity and Capital Resources    ...........................13
                Impact of Accounting Statements    ...........................15
                Interim Periods  .............................................15

PART II: OTHER INFORMATION

     Item 1.    Legal Proceedings  ...........................................16
     Item 2.    Changes in Securities ........................................16
     Item 3.    Defaults Upon Senior Securities ..............................16
     Item 4.    Submission of Matters to a Vote of Security Holders ..........16
     Item 5.    Other Information  ...........................................16
     Item 6.    Exhibits  ....................................................16

SIGNATURES      ..............................................................17



                                   Part I: FINANCIAL INFORMATION (Item 1. - Financial Statements)

                                       MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                                                                       June 30,       September 30,
                                                                                                         1997             1997
                                                                                                      ------------    ------------
                                                                                                                      (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                                                          $  2,928,781    $  4,217,115
   Restricted cash                                                                                         278,649
                                                                                                                           273,726
   Patient accounts receivable, less allowance for doubtful accounts
      of $1,194,000 and $797,000 respectively                                                            4,278,756       2,528,521
   Due from intermediaries                                                                                    --           334,151
   Other receivables                                                                                       293,165         619,606
   Prepaid expenses and other assets                                                                       298,970         265,925
                                                                                                      ------------    ------------
      Total current assets                                                                               8,078,321       8,239,044
                                                                                                      ------------    ------------

PROPERTY AND EQUIPMENT, at cost:
   Furniture and equipment                                                                               2,154,947       1,118,995
   Leasehold improvements                                                                                  686,116         171,974
                                                                                                      ------------    ------------
                                                                                                         2,841,063       1,290,969
   Less:  accumulated depreciation                                                                      (1,708,734)       (726,137)
                                                                                                      ------------    ------------
      Net property and equipment                                                                         1,132,329         564,832
                                                                                                      ------------    ------------

OTHER ASSETS:
   Goodwill and intangible assets                                                                          337,734         333,044
                                                                                                      ------------    ------------

                    TOTAL ASSETS                                                                      $  9,548,384    $  9,136,920
                                                                                                      ============    ============

CURRENT LIABILITIES:
   Short-term borrowings and current maturities of notes payable                                      $    291,037    $    300,487
   Current maturities of capital lease obligations                                                          24,821          17,133
   Accounts payable                                                                                        968,027         725,312
   Accrued payroll and employee benefits                                                                   755,748         501,511
   Due to intermediaries                                                                                   100,780            --
   Other accrued liabilities                                                                             1,123,124         645,190
                                                                                                      ------------    ------------

      Total current liabilities                                                                          3,263,537       2,189,633
                                                                                                      ------------    ------------

LONG-TERM LIABILITIES:
   Note payable and other long-term liabilities                                                             48,989          42,490
                                                                                                      ------------    ------------
      Total long-term liabilities                                                                           48,989          42,490
                                                                                                      ------------    ------------

                    TOTAL LIABILITIES                                                                    3,312,526       2,232,123
                                                                                                      ------------    ------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value:
      Class A -- 15,000,000 shares authorized; 1,157,244 shares issued and outstanding
           At June 30, 1997 and September 30, 1997                                                          11,572          11,572
      Class B -- 5,000,000 shares authorized; 773,000 shares issued and outstanding
           At June 30, 1997 and September 30, 1997                                                           7,730           7,730
   Paid-in capital                                                                                      17,908,122      17,908,122
   Retained deficit                                                                                    (11,691,566)    (11,022,627)
                                                                                                      ------------    ------------

      Total stockholders' equity                                                                         6,235,858       6,904,797
                                                                                                      ------------    ------------

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  9,548,384    $  9,136,920
                                                                                                      ============    ============


    ----------------------------------------------------------------------------------------------------------------------------

                     The notes to consolidated financial statements, as contained in the Company's Annual Report
                                 On Form 10-K, are an integral part of these financial statements.



                 Part I: FINANCIAL INFORMATION (Item 1. - Financial Statements)

                    MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   3-Mths Ended September 30,
                                                                      1996            1997
                                                                  (Unaudited)     (Unaudited)
                                                                   -----------    -----------
NET OPERATING REVENUES                                             $ 5,976,984    $ 3,060,227

OPERATING EXPENSES:
   Salaries and employee benefits                                    4,152,269      2,410,400
   Professional fees and purchased services                            718,344        290,906
   Provision for doubtful accounts                                     117,895         68,502
   Other operating expenses                                            963,029        516,178
   Depreciation and amortization                                       158,635         88,385
   Rent:
      To unrelated parties                                             386,258        186,368
      To related parties                                                97,452         29,962
   Gain on sale of assets                                                 --       (1,172,364)
                                                                   -----------    -----------

      Total operating expenses                                       6,593,882      2,418,337
                                                                   -----------    -----------

      Income (loss) from operations                                   (616,898)       641,890
                                                                   -----------    -----------

OTHER (INCOME) EXPENSE:
   Interest income                                                     (36,170)       (39,908)
   Interest expense                                                     16,819          8,904
                                                                   -----------    -----------

      Net other income                                                 (19,351)       (31,004)
                                                                   -----------    -----------

      Income (loss) before income taxes                               (597,547)       672,894

INCOME TAX  PROVISION                                                     --             --
                                                                   -----------    -----------

     NET INCOME (LOSS) BEFORE MINORITY INTEREST                    ($  597,547)   $   672,894

MINORITY INTEREST IN EARNINGS OF
CONSOLIDATED SUBSIDIARIES                                               13,032          3,955
                                                                   -----------    -----------

      NET INCOME (LOSS)                                            ($  610,579)   $   668,939
                                                                   ===========    ===========

NET INCOME (LOSS) PER SHARE (primary and fully diluted)            ($     0.32)   $      0.35
                                                                   ===========    ===========

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                     1,930,244      1,930,244
                                                                   ===========    ===========





---------------------------------------------------------------------------------------------

 The notes to consolidated financial statements, as contained in the Company's Annual Report
              On Form 10-K, are an integral part of these financial statements.


                  Part I: FINANCIAL INFORMATION (Item 1. - Financial Statements)

                     MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  3-Mths Ended September 30,
                                                                      1997           1997
                                                                  -----------    -----------
                                                                  (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              ($  610,579)   $   668,939
   Adjustments to reconcile net income (loss) to net cash
        provided by (used for) operations:
      Depreciation and amortization                                   158,635         88,385
      Gain on sale of assets                                             --       (1,172,364)
      Minority interest expense                                        13,032          3,955
   Changes in assets and liabilities:
      (Increase) decrease in patient receivables                     (382,534)     1,261,485
      (Increase) in due from intermediaries                           (12,344)      (389,756)
      Decrease in income tax refund receivables                        73,785           --
      (Increase) in other receivables                                 (29,757)       (38,048)
      (Increase) in prepaid expenses and
        other current assets                                         (128,635)       (36,493)
      Increase (decrease) in accounts payable and
        accrued liabilities                                           182,501       (185,519)
                                                                  -----------    -----------

        Cash provided by (used for) operating activities             (735,896)       200,584
                                                                  -----------    -----------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
      Additions to property and equipment                             (75,779)       (19,204)
      Payments on prior purchase of outpatient clinics               (143,222)      (281,275)
      Proceeds from sale of assets                                        302      1,405,673
                                                                  -----------    -----------

        Cash provided by (used for) investment activities            (218,699)     1,105,194
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Short-term notes borrowings                                     273,002        127,221
      Payments of short-term borrowings                              (194,851)      (124,270)
      Payments of capital lease obligations                            (7,253)        (7,688)
      Reduction in restricted cash                                       --           (4,923)
      Payments to minority shareholders                               (13,061)        (7,784)
                                                                   -----------    -----------

        Cash provided by (used for) financing activities               57,837        (17,444)
                                                                  -----------    -----------

        Net increase (decrease) in cash                              (896,758)     1,288,334

CASH AND CASH EQUIVALENTS, beginning of period                      3,439,440      2,928,781
                                                                  -----------    -----------

CASH, END OF PERIOD                                               $ 2,542,682    $ 4,217,115
                                                                  ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Noncash activities:
        Notes received on sale of Florida operations              $      --      $   730,000
      Payments:
        Interest paid                                                  31,266         17,102
        Income taxes paid                                              20,900           --


---------------------------------------------------------------------------------------------

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




                                   Part I: FINANCIAL INFORMATION (Item 1. - Financial Statements)

                                       MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                               Common Stock
                               -------------------------------------------
                                       Class A               Class B                                             Total
                               ---------------------  --------------------      Paid-in        Retained      Stockholders'
                                 Shares      Amount    Shares      Amount       Capital         Deficit         Equity
                               ---------   ---------  --------   ---------   ------------    ------------    ------------
BALANCE, JUNE 30, 1996         1,157,244   $  11,572   773,000   $   7,730   $ 17,908,122    ($ 7,840,997)   $ 10,086,427

      Net loss                      --          --        --          --             --        (3,850,569)     (3,850,569)
                               ---------   ---------  --------   ---------   ------------    ------------    ------------

BALANCE, JUNE 30, 1997         1,157,244   $  11,572   773,000   $   7,730   $ 17,908,122    ($11,691,566)   $  6,235,858

      Net loss                      --          --        --          --             --           668,939         668,939
                               ---------   ---------  --------   ---------   ------------    ------------    ------------

BALANCE, SEPTEMBER 30, 1997    1,157,244   $  11,572   773,000   $   7,730   $ 17,908,122    ($11,022,627)   $  6,904,797
                               =========   =========   =======   =========   ============    =============   ============





































------------------------------------------------------------------------------------------------------------------------------------
                    The notes to consolidated financial statements, as contained in the Company's Annual Report on Form 10-K, are an integral part of these financial statements.

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                            TRENDS AND RECENT EVENTS

Potential Ineligibility for Continued Listing on the NASDAQ National Market

     The  NASDAQ   Stock  Market  has  adopted  new   quantitative   maintenance
requirements for continued listing on the NASDAQ National Market. The new criteria become effective on February 23, 1998. The Company currently is in compliance with all of the new criteria for continued NASDAQ National Market listing except for the requirement that the market value of its public float be at least $5 million. The Company estimates that the market value of its public float as of November 13, 1997 is $2,877,000. If the Company is not in compliance with the new maintenance criteria on the effective date, the Company understands that it would be moved to the NASDAQ SmallCap Market. Delisting from the NASDAQ National Market could have an adverse effect on the liquidity of the Company's Class A Common Stock.

Consideration of Strategic Alternatives

     Since the beginning of fiscal 1997, the Company has disposed of substantially all of its operating assets. On August 31, 1997, the Company sold five of its outpatient rehabilitation clinics in Florida and Georgia and certain other assets. On September 30, the Company sold its remaining Florida outpatient clinic and two management contracts. On July 31, 1997, the Company sold its Kansas operations. On March 31, 1997, the Company sold all of its Georgia operations, consisting of a neurobehavioral program, a subacute program operated under a management agreement, and a post-acute program. Earlier in fiscal 1997, the Company sold its post-acute program in Illinois and its outpatient rehabilitation clinics in Alaska. In addition, the Company closed six outpatient rehabilitation clinics in Colorado and Florida during fiscal 1997. The Board of Directors of the Company is continuing to evaluate the Company's strategic direction and alternatives. The alternatives under consideration by the Board include, among other things, a merger or other business combination and/or additional sales of assets. There can be no assurance that any such alternatives will be available on favorable terms, if at all.

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

Recent Asset Dispositions

     Sale of Florida Operations. On August 31, 1997, the Company sold five outpatient rehabilitation clinics and certain other assets located in Florida and Georgia. The outpatient rehabilitation clinics were located in St. Augustine, Palatka, Palm Coast, and Ormond Beach, Florida and in Moultrie, Georgia. The Company sold the clinics in two separate transactions. The aggregate sale price for the outpatient rehabilitation clinics and other assets was $550,000. The Company received promissory notes from the purchasers for the aggregate purchase price. The promissory notes are secured by the acquired assets and the Company also received personal guarantees from the stockholders of the purchasers. Subsequent to September 30, 1997, the Company received $335,000 as payment in full for one of the promissory notes. The purchasers acquired all assets including accounts receivable and are responsible for all accounts payable and certain payroll liabilities. As part of the transaction, the Company retained all liabilities for amounts due to the former owners of the clinics. At closing, this amount was $197,000. This transaction resulted in a loss of $2,046,000, primarily as a result of the write-down of goodwill associated with the Company's acquisition of certain of the clinics in 1994. The loss was recorded as other operating expense in the Company's June 30, 1997 financial statements.

     On September 30, 1997 the Company sold its remaining outpatient clinic in located in Jacksonville, Florida and its two management contracts located in Jacksonville and St. Augustine, Florida. The sale price was $115,000 in cash. The purchaser acquired all assets, including accounts receivable. There was no gain or loss resulting from this transaction.

     Sale of Kansas Operations. On July 31, 1997, the Company sold its Kansas operations, consisting of acute, subacute and post-acute rehabilitation programs. The sale price for the Kansas operations was $1,500,000 in cash. The
Company's agreement with the purchaser provides that the Company shall retain outstanding accounts receivable and be responsible for the accounts payable at the closing date. Assuming collection of such accounts receivable, the increase in the Company's cash position as a result of this transaction will be approximately $2,500,000. This transaction resulted in a gain of approximately $1,178,000. This gain is reflected in the Company's results for the first quarter of fiscal 1998.

     Sale of Georgia Operations. On March 31, 1997, the Company sold its Georgia operations, consisting of a neurobehavioral program, a subacute program operated under a management agreement, and a post-acute program and related real estate. The sale price for the Georgia operations was $1,300,000 in cash. The Company's agreement with the purchaser provides that the Company shall retain outstanding accounts receivable and be responsible for the accounts payable at the closing date. This transaction resulted in a gain of $517,000, which was recorded as other operating income in fiscal 1997.

     Sale of Alaska Operations. On January 13, 1997, the Company sold its three outpatient rehabilitation clinics in Alaska. The sale price was $200,000. This transaction resulted in a loss of $29,000, which was recorded as other operating expense during fiscal 1997.

     Sale of Illinois Operations. On October 7, 1996, the Company sold the assets of its post-acute rehabilitation operations located in Park Ridge, Illinois for $100,000 in cash. The Company's agreement with the purchaser provides that the Company shall retain outstanding accounts receivable and be responsible for the accounts payable at the closing date. This transaction resulted in a gain of $63,000, which was recorded as other operating income during fiscal 1997.

     Colorado Outpatient Clinics and Home Health Agency Acquisition. On June 30, 1995, the Company acquired eleven outpatient rehabilitation clinics in Colorado, three outpatient rehabilitation clinics in Alaska and home health agencies with operations in Colorado, New Mexico and Kansas. The Company paid $133,000 and incurred liabilities of $572,000 in connection with the purchase. The Company also agreed to make additional payments based on the earnings performance of the outpatient rehabilitation clinics and the home health agencies based on the results for the twelve month periods ending June 30, 1996 through 1999. The Company was not required to make any cash payment based on results as of June 30, 1996 or 1997. If the operations collectively achieve the target earnings thresholds for the twelve months ending June 30, 1998 and 1999, the Company's maximum liability would be $550,000. During fiscal 1997, the Company closed its home health agency in New Mexico.

     In addition, in connection with the acquisition, the Company agreed to deposit $500,000 to secure a $900,000 bank loan to the previous owner of the acquired businesses. The Company is overseeing the repayment of the loan through the collection of accounts receivable which are being collected on behalf of the previous owner. At the time of the acquisition, the Company anticipated that the loan would be repaid based on the accounts receivable balance then outstanding. However, accounts receivable collections have not been sufficient to repay the loan, and the loan balance on September 30, 1997 was $259,000. This loan balance is collateralized by personal assets of the debtor.

     In October 1995, the Company was notified by its intermediary that its Medicare payments for the home health agencies were being withheld to offset amounts due by the previous owner for final settlement of the home health agencies' cost reports for the years 1992 through 1995. While the intermediary resumed making payments for current charges in January 1996, the intermediary had withheld $728,000 related to these settlements. During the second quarter of fiscal 1997, the Company received $425,000 in payment of amounts withheld. The Company has submitted appeals on behalf of the previous owner requesting payment of the remaining balance. In the event that such appeals are unsuccessful, the Company intends to pursue collection from the previous owner and offset the amounts withheld against any additional amounts due to the previous owner under the acquisition agreements. Amounts owed to the Company as of September 30, 1997, by Medicare and the previous owner of the Colorado operations exceed the minimum amounts owed to the previous owner by $237,000.

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

Forward-looking Statements

     In addition to the historical information contained herein, this Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, including risks and uncertainties set forth in this Form 10-Q, that may cause actual results to differ materially. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

                              RESULTS OF OPERATIONS

     The following table sets forth for the fiscal periods indicated (a) the percentage of net operating revenues represented by certain selected items reflected in the Company's consolidated statements of operations and (b) the percentage change in the dollar amount of such items from the same periods in the prior fiscal year.


                                                    % Net Revenue
                                                    3-Months Ended    % $ Change
                                               09/30/96     09/30/97     3-Month
                                               --------     --------  ----------
Net Operating Revenues                          100.0         100.0      (48.8)

Non-capital operating expenses:
     Salaries and employee benefits              69.5          78.8      (41.9)
     Other non-capital expenses                  30.1          28.6      (51.3)
     Gain on sale of assets                      --           (38.3)      --
                                                ------        -----
          Total non-capital expenses             99.6          69.1      (64.5)

Capital expenses:
     Depreciation and amortization                2.7           2.9      (44.3)
     Rent                                         8.1           7.0      (55.3)
     Interest                                     0.3           0.3      (47.1)
                                                ------        -----
          Total capital expenses                 11.0          10.2      (52.4)
                                                ------        -----
          Total expenses                        110.6          79.3      (63.3)

Interest income                                   0.6           1.3       10.3
                                                ------        -----
Income (loss) before income taxes               (10.0)         22.0     (212.6)

Income tax provision                             --            --         --
                                                ------        -----

Income (loss) before minority interest          (10.0)         22.0     (212.6)

Minority interest                                 0.2           0.1      (69.7)
                                                ------        -----

Net income (loss)                               (10.2)         21.9     (209.6)
                                                ======        =====


     The Company's net operating revenues decreased 49% to $3,060,000 for the three months ended September 30, 1997, as compared to $5,977,000 for the same period in the prior fiscal year. The decrease was due primarily to the sale of the Company's Georgia, Alaska, and Illinois operations during the second and third quarters of fiscal 1997 and the sale of the Company's Kansas and Florida operations during the first quarter of fiscal 1998. See "Trends and Recent Events".

     Below is a summary of net operating revenues for the three months ended September 30, 1996 and 1997, with respect to operations sold by the Company during fiscal 1997 and the first quarter of fiscal 1998.

                               Net operating revenues
                          --------------------------------
                          Three months ended September 30,
                          --------------------------------
                               1996             1997
                          -------------     -------------
                           (unaudited)       (unaudited)

        Alaska            $    155,000      $          --
        Georgia              1,630,000                 --
        Illinois               284,000                 --
        Kansas               1,331,000            320,000
        Florida                594,000            278,000
                          ------------      -------------
                  Total   $  3,994,000      $     598,000
                          ============      =============


     These decreases were partially offset by increased net operating revenues in the Company's home health business. The number of patient visits in the Company's home health business increased 32% to 37,421 patient visits for the three months ended September 30, 1997, from 28,442 patient visits for the same period in the prior fiscal year.

     Total non-capital operating expenses excluding the gain on the sale of assets for the three months ended September 30, 1997 decreased 45% to $3,286,000, from $5,952,000 during the same period in the prior fiscal year. The decrease resulted primarily from the sale of the Company's Georgia, Alaska, and Illinois operations during the second and third quarters of fiscal 1997 and the sale of the Company's Kansas and Florida operations during the first quarter of fiscal 1998. See "Trends and Recent Events". Salaries and employee benefits continue to be the primary component of the Company's non-capital operating expenses. Salaries and employee benefits decreased 42% to $2,410,000 for the three months ended September 30, 1997, as compared to $4,152,000 for the same period in the prior fiscal year. Salaries and employee benefits as a percentage of net operating revenues increased to 79% for the three months ended September 30, 1997, as compared to 69% for the same period in the prior fiscal year.

     The Company's other non-capital operating expenses primarily consist of professional fees, purchased services and other operating expenses. For the three months ended September 30, 1997, the Company's other non-capital operating expenses decreased 51% to $876,000, as compared to $1,799,000 for the same period in the prior fiscal year. The decrease is primarily due to the sale of the Company's Georgia, Alaska, and Illinois operations during the second and third quarters of fiscal 1997 and the sale of the Company's Kansas and Florida operations during the first quarter of fiscal 1998. See "Trends and Recent Events". The provision for doubtful accounts decreased to $69,000 for the three months ended September 30, 1997, from $118,000 for the same period in the prior fiscal year. The provision for doubtful accounts as a percentage of revenues was 2% for the three months ended September 30, 1997 and September 30, 1996.

     Total capital expenses decreased 52% during the three months ended September 30, 1997 to $314,000, as compared to $659,000 for the same period in the prior fiscal year. Rent expense decreased 55% to $216,000 for the three months ended September 30, 1997, as compared to $484,000 for the same period in the prior fiscal year. The decrease is primarily due to the sale of the Company's Georgia, Alaska, and Illinois operations during the second and third quarters of fiscal 1997 and the sale of the Company's Kansas and Florida operations during the first quarter of fiscal 1998. See "Trends and Recent Events".

     The Company's first quarter 1998 results include a gain of $1,178,000 on the sale of its Kansas operations. This amount is offset by losses incurred on the sale of certain other assets. A net gain of $1,172,000 is recorded as other operating income on the Company's income statement. See "Trends and Recent Events".

     Net interest income for the three months ended September 30, 1997 increased to $40,000, as compared to $36,000 for the same period in the prior fiscal year. This increase is due to higher cash balances during the three months ended September 30, 1997.

     The Company reported net income for the three months ended September 30, 1997 of $669,000, as compared to a net loss of $611,000 for the same period in the prior fiscal year. The net income for the three months ended September 30, 1997 includes the gain on the sale of the Company's Kansas operations. The Company's net income for the three months ended September 30, 1997 also includes net losses of approximately $219,000 incurred by the Company's Kansas and Florida operations, which were sold during the first quarter of fiscal 1998. Adjusting for these amounts, the Company had a net loss of $290,000 for the three months ended September 30, 1997. The Company did not record a tax provision for the three months ended September 30, 1997 because tax loss carryforwards are available to offset earnings in the quarter. The Company did not record a tax benefit for the three months ended September 30, 1996 because carrybacks of current losses against previous taxable earnings are no longer available.


                         LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had working capital of $6,049,000, compared to working capital of $5,847,000 at September 30, 1996. The Company had cash and cash equivalents of $4,217,000 at September 30, 1997, as compared to $2,543,000 at September 30, 1996.

     During the three months ended September 30, 1997, the Company's operating activities provided $201,000 of available cash resources, as compared to cash used in operations of $736,000 during the same period in the prior fiscal year. The cash provided by operating activities during the three months ended September 30, 1997 primarily reflects collections of accounts receivable from the Company's sold facilities. Cash provided for investment activities during the three months ended September 30, 1997 was $1,105,000, as compared to cash used for investment activities of $219,000 during the same period in the prior fiscal year. The cash provided from investment activities for the three months ended September 30, 1997 primarily reflects the proceeds from the sale of the Company's Kansas operations.

     Net patient accounts receivable, which excludes amounts due from intermediaries, was $2,529,000 at September 30, 1997, as compared to $5,121,000 at September 30, 1996. This decrease is primarily due to the sale of Company's Georgia, Alaska, and Illinois operations during the second and third quarters of fiscal 1997 and the sale of the Company's Kansas and Florida operations during the first quarter of fiscal 1998. See "Trends and Recent Events". Such sold businesses represented $4,091,000 of the net patient accounts receivable balance at September 30, 1996 as compared to $1,136,000 at September 30, 1997. At September 30, 1997, the Company had an allowance for doubtful accounts of $797,000, as compared to $1,504,000 at September 30, 1996. The number of average days of revenue outstanding, excluding the revenues and receivables related to litigation patients, was 65 days at September 30, 1997, as compared to 81 days at September 30, 1996.

     It was the Company's practice in its acute, subacute, and post-acute businesses to admit selected patients who were seeking monetary recovery in pending litigation with third parties. These patients are directly obligated to pay the Company for services rendered although the timing of collection is determined by the settlement of their litigation and is beyond the control of the Company. For this reason, liens were generally placed against pending insurance settlements. Prior to admitting such patients, the Company and its counsel evaluated the merits of the patient's case, the anticipated cost of services to be provided and the likelihood of the patient's successful recovery of damages in litigation. Once the patient was admitted, the Company and its counsel monitored the status of the litigation. The Company retained the accounts receivable related to such patients in connection with the sale of its Kansas operations. There can be no assurance, however, that the Company will ultimately be reimbursed for all the services it provided to such patients. At September 30, 1997, accounts receivable related to these litigation patients totaled $370,000, as compared to $444,000 at September 30, 1996. These litigation patient receivables accounted for an additional 11 and 8 average days revenue outstanding at September 30, 1997 and September 30, 1996, respectively.

     The Company's amount due from Medicare intermediaries of $334,000 at September 30, 1997 includes amounts the Company anticipates to receive on cost report settlements for its Colorado home health agencies and its final cost report for the Company's former Gardner, Kansas facility. Such amount also includes amounts the Company expects to receive upon regulatory approval of the Company's annual application for an exception from the routine cost limitation ("RCL") under the Medicare program for fiscal years 1992 through 1996 for its former Gardner, Kansas facility. Medicare reimbursement is generally based upon reasonable direct and indirect allowable costs incurred in providing services. At the Company's former Gardner, Kansas facility these costs were subject to the RCL. Requests for an exception from the RCL have been submitted for fiscal years 1992 through 1995 for such facility. In connection with the sale of its Kansas operation, the Company retained the accounts receivable at the closing and accordingly it intends to file such a request for fiscal 1996 and 1997. The requests are based upon atypical costs incurred at the Kansas facility in the treatment of patients who received substantially more intensive services than those generally received in skilled nursing facilities. There can be no assurance that the Company will collect in full the amounts it has requested or intends to request, nor can there be any assurance as to the timing of any such collection.

     The Company has no current material commitments for capital expenditures, except for those in connection with the Company's acquisitions as described under "Trends and Recent Events" above. The Company also expects to make routine capital improvements to its facilities in the normal course of business.

     The Company may use a portion of its cash balance to finance internal development of its home health business line. The Company has a line-of-credit of $1,000,000 from a bank. Any draws on the line-of-credit would be secured by a cash deposit. At September 30, 1997, the Company had $30,000 outstanding under the line-of-credit. The Company will need to obtain access to additional capital, through bank loans or otherwise, in order to fund any significant acquisition opportunities. The Company believes that its existing cash, credit line and cash flows from operations, will be sufficient to satisfy the Company's estimated operating cash requirements for its existing facilities for the next twelve months.

     Inflation in recent years has not had a significant effect on the Company's business and is not expected to adversely effect the Company in the future unless the current rate of inflation increases significantly.


                         IMPACT OF ACCOUNTING STATEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", and SFAS No. 128, "Earning per Share" which, in the opinion of management, will have no effect on the Company's financial statements. The Company has not applied the provisions of SFAS No. 123 as stock options granted in 1996 and 1997 were immaterial. Similarly, the adoption of SFAS No. 128 is not expected to significantly impact the Company's earnings per share calculation.

                                 INTERIM PERIODS

     The Company believes that all the necessary adjustments have been included in the amounts shown in the unaudited consolidated financial statements contained in Item 1. above, for the three months ended September 30, 1996 and 1997, to state fairly and consistently the results of such interim periods. This includes all normal recurring adjustments that the Company considers necessary for a fair statement thereof, in accordance with generally accepted accounting principles applied in a consistent manner. This report should be read in conjunction with the Company's Annual Report on Form 10-K.

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



                                          MEADOWBROOK REHABILITATION GROUP, INC.

DATE:  November 13, 1997             By    /s/  Harvey Wm. Glasser, M.D.
                                           ------------------------------------
                                           Harvey Wm. Glasser, M.D.
                                           President and Chief Executive Officer