Form 10-Q
period 1997-12-31
MEADOWBROOK REHABILITATION GROUP INC
filed 1998-02-13
CIK 852164

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-Q

(Mark One)

     [  X   ]              QUARTERLY REPORT UNDER SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

           2000 Powell Street, Suite 1203, Emeryville,California 94608
              (Address and Zip Code of principal executive offices)


       Registrant's Telephone Number, including Area Code: (510) 420-0900
                                  ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ______

     At February 13, 1998, the latest practicable date, there were 1,157,244 outstanding shares of Class A Common Stock, $.01 par value per share, and 773,000 outstanding shares of Class B Common Stock, $.01 par value per share.

                                TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION                                              Page
      Item 1.   Financial Statements
                Consolidated Balance Sheets .................................  3
                Consolidated Statements of Operations .......................  4
                Consolidated Statements of Cash Flows .......................  5
                Consolidated Statements of Stockholders' Equity..............  6

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations
                Trends and Recent Events  ...................................  7
                Results of Operations     ................................... 11
                Liquidity and Capital Resources    .......................... 14
                Impact of Accounting Statements    .......................... 16
                Interim Periods  ............................................ 16

PART II: OTHER INFORMATION

      Item 1.   Legal Proceedings  .......................................... 17
      Item 2.   Changes in Securities     ................................... 17
      Item 3.   Defaults Upon Senior Securities    .......................... 17
      Item 4.   Submission of Matters to a Vote of Security Holders ......... 17
      Item 5.   Other Information  .......................................... 17
      Item 6.   Exhibits  ................................................... 17

SIGNATURES      ............................................................. 18



                                   Part I: FINANCIAL INFORMATION (Item 1. - Financial Statements)

                                       MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                                                             June 30,        December 31,
                                                                                               1997              1997
                                                                                          ------------      -------------
                                                                                                              (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                                              $  2,928,781      $  3,746,368
   Restricted cash                                                                             278,649           275,865
   Patient accounts receivable, less allowance for doubtful accounts
      of $1,194,000 and $825,000 respectively                                                4,278,756         1,950,884
   Due from intermediaries                                                                        --             616,000
   Other receivables                                                                           293,165           412,505
   Prepaid expenses and other assets                                                           298,970           262,911
                                                                                          ------------      ------------
      Total current assets                                                                   8,078,321         7,264,533
                                                                                          ------------      ------------

PROPERTY AND EQUIPMENT, at cost:
   Furniture and equipment                                                                   2,154,947           891,266
   Leasehold improvements                                                                      686,116           152,188
                                                                                          ------------      ------------
                                                                                             2,841,063         1,043,454
   Less:  accumulated depreciation                                                          (1,708,734)         (521,765)
                                                                                          ------------      ------------
      Net property and equipment                                                             1,132,329           521,689
                                                                                          ------------      ------------

OTHER ASSETS:
   Goodwill and intangible assets                                                              337,734           348,354
                                                                                          ------------      ------------

                    TOTAL ASSETS                                                          $  9,548,384      $  8,134,576
                                                                                          ============      ============

CURRENT LIABILITIES:
   Short-term borrowings and current maturities of notes payable                          $    291,037      $    172.734
   Current maturities of capital lease obligations                                              24,821             9,812
   Accounts payable                                                                            968,027           334,998
   Accrued payroll and employee benefits                                                       755,748           460,964
   Due to intermediaries                                                                       100,780              --
   Other accrued liabilities                                                                 1,123,124           440,655
                                                                                          ------------      ------------

      Total current liabilities                                                              3,263,537         1,419,163
                                                                                          ------------      ------------

LONG-TERM LIABILITIES:
   Note payable and other long-term liabilities                                                 48,989            35,783
                                                                                          ------------      ------------
      Total long-term liabilities                                                               48,989            35,783
                                                                                          ------------      ------------

                    TOTAL LIABILITIES                                                        3,312,526         1,454,946
                                                                                          ------------      ------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value:
      Class A -- 15,000,000 shares authorized; 1,157,244 shares issued and outstanding
           At June 30, 1997 and December 31, 1997                                               11,572            11,572
      Class B -- 5,000,000 shares authorized; 773,000 shares issued and outstanding
           At June 30, 1997 and December 31, 1997                                                7,730             7,730
   Paid-in capital                                                                          17,908,122        17,908,122
   Retained deficit                                                                        (11,691,566)      (11,247,794)
                                                                                          ------------      ------------

      Total stockholders' equity                                                             6,235,858         6,679,630
                                                                                          ------------      ------------

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  9,548,384      $  8,134,576
                                                                                          ============      ============


-------------------------------------------------------------------------------------------------------------------------

                     The notes to consolidated financial statements, as contained in the Company's Annual Report on Form 10-K, are an integral part of these financial statements.



                                   Part I: FINANCIAL INFORMATION (Item 1. - Financial Statements)

                                       MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    3-Mths Ended December 31,      6-Mths Ended December 31,
                                                                      1996            1997             1996            1997
                                                                   (Unaudited)    (Unaudited)      (Unaudited)     (Unaudited)
                                                                  ------------    ------------    ------------    ------------
      NET OPERATING REVENUES                                      $  5,527,729    $  1,940,146    $ 11,504,711    $  5,000,374

      OPERATING EXPENSES:
         Salaries and employee benefits                              3,949,203       1,728,517       8,101,472       4,138,917
         Professional fees and purchased services                      639,477         173,664       1,357,824         464,572
         Provision for doubtful accounts                                99,339           7,651         217,234          76,153
         Other operating expenses                                      815,811         407,426       1,778,832         923,602
         Depreciation and amortization                                 150,324          52,932         308,960         141,316
         Rent:
            To unrelated parties                                       348,519         135,074         734,776         321,443
            To related parties                                          94,336            --           191,788          29,962
         Net gain on sale of assets                                    (45,857)       (302,681)        (45,857)     (1,475,044)
                                                                  ------------    ------------    ------------    ------------

            Total operating expenses                                 6,051,152       2,202,583      12,645,029       4,620,920
                                                                  ------------    ------------    ------------    ------------

            Income (loss) from operations                             (523,423)       (262,437)     (1,140,318)        379,454
                                                                  ------------    ------------    ------------    ------------

      OTHER (INCOME) EXPENSE:
         Interest income                                               (25,406)        (41,145)        (61,575)        (81,053)
         Interest expense                                               15,167           3,875          31,987          12,780
                                                                  ------------    ------------    ------------    ------------

            Net other income                                           (10,239)        (37,270)        (29,588)        (68,273)
                                                                  ------------    ------------    ------------    ------------

            Income (loss) before income taxes                         (513,184)       (225,167)     (1,110,730)        447,727

      INCOME TAX  PROVISION                                               --              --              --              --
                                                                  ------------    ------------    ------------    ------------

           NET INCOME (LOSS) BEFORE MINORITY INTEREST             ($   513,184)   ($   225,167)   ($ 1,110,730)   $    447,727

      MINORITY INTEREST IN EARNINGS OF
            CONSOLIDATED SUBSIDIARIES                                    3,756            --            16,789           3,955
                                                                  ------------    ------------    ------------    ------------

            NET INCOME (LOSS)                                     ($   516,940)   ($   225,167)   ($ 1,127,519)   $    443,772
                                                                  ============    ============    ============    ============

      NET INCOME (LOSS) PER SHARE (basic and diluted)             ($      0.27)   ($      0.12)   ($      0.58)   $       0.23
                                                                  ============    ============    ============    ============

      WEIGHTED AVERAGE COMMON AND COMMON
         EQUIVALENT SHARES OUTSTANDING                               1,930,244       1,930,244       1,930,244       1,930,244
                                                                  ============    ============    ============    ============












-----------------------------------------------------------------------------------------------------------------------------

                     The notes to consolidated financial statements, as contained in the Company's Annual Report on Form 10-K, are an integral part of these financial statements.



                                   Part I: FINANCIAL INFORMATION (Item 1. - Financial Statements)

                                       MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    6-Mths Ended December 31,
                                                                                                   1996                  1997
                                                                                              --------------         --------------
                                                                                                (Unaudited)            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                           ($1,127,519)             $   443,772
   Adjustments to reconcile net income (loss) to net
        cash provided by (used for) operations:
      Depreciation and amortization                                                                308,960                  141,316
      Gain on sale of assets                                                                       (45,857)              (1,475,044)
      Minority interest expense                                                                     16,789                    3,955
   Changes in assets and liabilities:
      (Increase) decrease in patient receivables                                                  (284,526)               1,839,122
      (Increase) decrease in due from intermediaries                                               109,074                 (671,605)
      Decrease in income tax refund receivables                                                     91,417                     --
      Decrease in other receivables                                                                410,555                  170,653
      (Increase) decrease in prepaid expenses and
        other current assets                                                                        50,864                  (33,479)
      Increase (decrease) in accounts payable and
        accrued liabilities                                                                         96,884                 (522,402)
                                                                                               -----------              -----------

        Cash used for operating activities                                                        (373,359)                (103,712)
                                                                                               -----------              -----------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
      Additions to property and equipment                                                         (124,442)                 (33,606)
      Payments on prior purchase of outpatient clinics                                            (300,668)                (281,275)
      Purchase of home health agency                                                                  --                    (20,000)
      Proceeds from sale of assets                                                                 130,973                1,407,679
                                                                                               -----------              -----------

        Cash provided by (used for) investment activities                                         (294,137)               1,072,816
                                                                                               -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Short-term notes borrowings                                                                  273,002                  127,221
      Payments of short-term borrowings                                                           (330,756)                (258,729)
      Payments of capital lease obligations                                                        (14,421)                 (15,009)
      Reduction in restricted cash                                                                   2,785                    2,000
      Payments to minority shareholders                                                            (31,664)                  (7,784)
                                                                                               -----------              -----------

        Cash used for financing activities                                                        (101,839)                (151,516)
                                                                                               -----------              -----------

        Net increase (decrease) in cash                                                           (769,335)                 817,588

CASH AND CASH EQUIVALENTS, Beginning of Period                                                   3,439,440                2,928,781
                                                                                               -----------              -----------

CASH, End of Period                                                                            $ 2,670,105              $ 3,746,369
                                                                                               ===========              ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Noncash activities:
        Notes received on sale of Florida operations                                           $      --                $   215,000

      Payments:
        Interest paid                                                                               41,333                   29,882
        Income taxes paid                                                                           20,900
                                                                                                                             10,440


-------------------------------------------------------------------------------------------------------------------------

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




                                   Part I: FINANCIAL INFORMATION (Item 1. - Financial Statements)

                                       MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                   Common Stock
                              -----------------------------------------------------
                                       Class A                    Class B                                                 Total
                              --------------------------   ------------------------       Paid-in        Retained      Stockholders'
                                Shares         Amount        Shares         Amount        Capital         Deficit         Equity
                             ------------   -----------   ------------   ------------   ------------    ------------    ------------
BALANCE, JUNE 30, 1996         1,157,244    $    11,572        773,000   $      7,730   $ 17,908,122   ($ 7,840,997)   $ 10,086,427

      Net loss                      --            --             --             --             --       (3,850,569)     (3,850,569)
                             ------------   -----------   ------------   ------------    ------------    ------------  ------------


BALANCE, JUNE 30, 1997         1,157,244    $    11,572        773,000   $      7,730   $ 17,908,122   ($11,691,566)   $  6,235,858

      Net income                    --             --             --             --             --          443,772         443,772
                             ------------   -----------   ------------   ------------   ------------    ------------    ------------

BALANCE, DECEMBER 31, 1997      1,157,244   $    11,572        773,000   $      7,730   $ 17,908,122    ($11,247,794)   $  6,679,630
                             ============   ===========   ============   ============   ============    ============    ============




































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

Item 2.    MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

                            TRENDS AND RECENT EVENTS

Potential Ineligibility for Continued Listing on the NASDAQ National Market

     The  NASDAQ   Stock  Market  has  adopted  new   quantitative   maintenance
requirements for continued listing on the NASDAQ National Market. The new criteria become effective on February 23, 1998. The Company currently is in compliance with all of the new criteria for continued NASDAQ National Market listing except for the requirement that the market value of its public float be at least $5 million. The Company estimates that the market value of its public float as of February 13, 1998 is $4,807,000. If the Company is not in compliance with the new maintenance criteria on the effective date, the Company understands that it would be moved to the NASDAQ SmallCap Market. Delisting from the NASDAQ National Market could have an adverse effect on the liquidity of the Company's Class A Common Stock.

Consideration of Strategic Alternatives

     Since the beginning of fiscal 1997, the Company has disposed of substantially all of its operating assets. On August 31, 1997, the Company sold five of its outpatient rehabilitation clinics in Florida and Georgia and certain other assets. On September 30, 1997, the Company sold its remaining Florida outpatient clinic and two management contracts. On July 31, 1997, the Company sold its Kansas operations. On March 31, 1997, the Company sold all of its Georgia operations, consisting of a neurobehavioral program, a subacute program operated under a management agreement, and a post-acute program. Earlier in fiscal 1997, the Company sold its post-acute program in Illinois and its outpatient rehabilitation clinics in Alaska. In addition, the Company closed six outpatient rehabilitation clinics in Colorado and Florida during fiscal 1997. As of December 31, 1997, the Company operated home health agencies with operations in Colorado and Kansas and four physical therapy clinics in Colorado.

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

Recent Asset Dispositions

     Sale of Florida Operations. On August 31, 1997, the Company sold five outpatient rehabilitation clinics and certain other assets located in Florida and Georgia. The outpatient rehabilitation clinics were located in St. Augustine, Palatka, Palm Coast, and Ormond Beach, Florida and in Moultrie, Georgia. The Company sold the clinics in two separate transactions. The aggregate sale price for the outpatient rehabilitation clinics and other assets was $550,000. The Company received promissory notes from the purchasers for the aggregate purchase price. The promissory notes are secured by the acquired assets and the Company also received personal guarantees from the stockholders of the purchasers. During the second quarter of fiscal 1998 the Company received $335,000 as payment in full for one of the promissory notes. The purchasers acquired all assets including accounts receivable and are responsible for all accounts payable and certain payroll liabilities. As part of the transaction, the Company retained all liabilities for amounts due to the former owners of the clinics. At closing, this amount was $197,000. This transaction resulted in a loss of $2,046,000, primarily as a result of the write-down of goodwill associated with the Company's acquisition of certain of the clinics in 1994. The loss was recorded as other operating expense in the Company's June 30, 1997 financial statements.

     On September 30, 1997 the Company sold its remaining outpatient clinic located in Jacksonville, Florida and its two management contracts located in Jacksonville and St. Augustine, Florida. The sale price was $115,000 in cash. The purchaser acquired all assets, including accounts receivable. There was no gain or loss resulting from this transaction.

     In the second quarter of fiscal 1998, certain contingencies related to the Florida sale were resolved. The Company determined that reserves of $308,000 recorded at the time of the sale are no longer needed. Accordingly, these reserves have been reversed and the resulting gain is included in net gain on sale of assets in the accompanying income statement.

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

     Sale of Alaska Operations. On January 13, 1997, the Company sold its three outpatient rehabilitation clinics in Alaska. The sale price was $200,000. This transaction resulted in a loss of $29,000, which was recorded in net gain on sale of assets during fiscal 1997.

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

     In addition, in connection with the acquisition, the Company agreed to deposit $500,000 to secure a $900,000 bank loan to the previous owner of the acquired businesses. The Company is overseeing the repayment of the loan through the collection of accounts receivable which are being collected on behalf of the previous owner. At the time of the acquisition, the Company anticipated that the loan would be repaid based on the accounts receivable balance then outstanding. However, accounts receivable collections have not been sufficient to repay the loan, and the loan balance on December 31, 1997 was $261,000. This loan balance is collateralized by personal assets of the debtor.

     In October 1995, the Company was notified by its intermediary that its Medicare payments for the home health agencies were being withheld to offset amounts due by the previous owner for final settlement of the home health agencies' cost reports for the years 1992 through 1995. While the intermediary resumed making payments for current charges in January 1996, the intermediary had withheld $728,000 related to these settlements. During the second quarter of fiscal 1997, the Company received $425,000 in payment of amounts withheld. The Company has submitted appeals on behalf of the previous owner requesting payment of the remaining balance. In the event that such appeals are unsuccessful, the Company intends to pursue collection from the previous owner and offset the amounts withheld against any additional amounts due to the previous owner under the acquisition agreements. Amounts owed to the Company as of December 31, 1997, by Medicare and the previous owner of the Colorado operations exceed the minimum amounts owed to the previous owner by $237,000.

Healthcare Regulation and Reform

     There is continuing political debate concerning the need for reform of the healthcare industry. Healthcare reform proposals have been formulated by the current administration, members of Congress, and, periodically, state legislators. These proposals include the current administration's announcement of a "crack down on fraud in the home healthcare industry" and the related six month moratorium (which ended on December 31, 1997) on the admission of new home health providers into the Medicare program. Government officials can be expected to continue to review and assess alternative healthcare delivery systems and payment methodologies. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors. Legislative changes to "balance the budget" and slow the annual rate of growth of Medicare and Medicaid are expected. Such changes may adversely impact reimbursement for the Company's services.

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


                                            % Net Revenue               % Net Revenue               % $          % $
                                            3-Months Ended              6-Months Ended            Change       Change
                                        12/31/96      12/31/97      12/31/96      12/31/97       3-Month       6-Month
                                       ----------    ----------    ----------    ----------     ---------    ----------

Net Operating Revenues                     100.0         100.0         100.0         100.0        (64.9)         (56.5)

Non-capital operating expenses:
     Salaries and employee benefits         71.4          89.1          70.4          82.8        (56.2)         (48.9)
     Other non-capital expenses             28.1          30.3          29.2          29.3        (62.1)         (56.3)
     Net gain on sale of assets             (0.8)        (15.6)         (0.4)        (29.5)       560.1        3,116.6
                                       ----------    ----------    ----------    ----------
         Total non-capital expenses         98.7         103.8          99.2          82.6        (63.1)         (63.8)


Capital expenses:
     Depreciation and amortization           2.7           2.7           2.7           2.8        (64.8)         (54.3)
     Rent                                    8.0           7.0           8.1           7.0        (69.5)         (62.1)
     Interest                                0.3           0.2           0.3           0.3        (74.5)         (60.0)
                                       ----------    ----------    ----------    ----------
         Total capital expenses             11.0           9.9          11.0          10.1        (68.5)         (60.1)
                                       ----------    ----------    ----------    ----------
         Total expenses                    109.7         113.7         110.2          92.6        (63.6)         (63.4)

Interest income                              0.5           2.1           0.5           1.6         61.9           31.6
                                       ----------    ----------    ----------    ----------
Income (loss) before income taxes           (9.2)        (11.6)         (9.6)          9.0        (56.1)        (140.3)
Income tax provision                          -             -             -             -            -              -
                                       ----------    ----------    ----------    ----------

Income (loss) before minority interest      (9.2)        (11.6)         (9.6)          9.0       (56.1)        (140.3)

Minority interest                            0.1            -            0.1           0.1        (100.0)        (76.4)
                                       ----------    ----------    ----------    ----------

Net income (loss)                           (9.3)        (11.6)         (9.7)          8.9        (56.4)       (139.4)
                                       ==========    ==========    ==========    ==========


     The Company's net operating revenues decreased 65% and 57% to $1,940,000 and $5,000,000 for the three and six months ended December 31, 1997, as compared to $5,528,000 and $11,505,000 for the same periods in the prior fiscal year. The decrease was due primarily to the sale of the Company's Georgia, Alaska, and Illinois operations during the second and third quarters of fiscal 1997 and the sale of the Company's Kansas and Florida operations during the first quarter of fiscal 1998. See "Trends and Recent Events".

     Below is a summary of net operating revenues for the three and six months ended December 31, 1996 and 1997, with respect to operations sold by the Company during fiscal 1997 and the first quarter of fiscal 1998.


                  Net operating revenues               Net operating revenues
               Three months ended December 31,     Six months ended December 31,
                      1996           1997              1996           1997
                 ------------   ------------        ------------   ------------
                  (unaudited)    (unaudited)          (unaudited)    (unaudited)

   Alaska        $   217,000    $     --            $   372,000    $      --
   Georgia         1,583,000          --              3,213,000           --
   Illinois           21,000          --                305,000           --
   Kansas          1,130,000          --              2,461,000        320,000
   Florida           533,000          --              1,127,000        278,000
                ------------   ------------         ------------   ------------
        Total    $ 3,484,000    $     --             $ 7,478,000    $   598,000
                ============   ============         ============   ============


     These decreases were partially offset by increased net operating revenues in the Company's home health business. The number of patient visits in the Company's home health business increased 14% to 65,355 for the six months ended December 31, 1997, from 57,297 for the same period in the prior fiscal year.

     Total non-capital operating expenses (excluding the gain on the sale of assets) for the three and six months ended December 31, 1997 decreased 58% and 51% to $2,317,000 and $5,603,000, respectively, from $5,504,000 and $11,455,000, respectively, during the same periods in the prior fiscal year. The decrease resulted primarily from the sale of the Company's Georgia, Alaska, and Illinois operations during the second and third quarters of fiscal 1997 and the sale of the Company's Kansas and Florida operations during the first quarter of fiscal 1998. See "Trends and Recent Events". Salaries and employee benefits continue to be the primary component of the Company's non-capital operating expenses. Salaries and employee benefits decreased 56% and 49% to $1,729,000 and $4,139,000 for the three and six months ended December 31, 1997, as compared to $3,949,000 and $8,101,000 for the same periods in the prior fiscal year. Salaries and employee benefits as a percentage of net operating revenues increased to 89% and 83% for the three and six months ended December 31, 1997, as compared to 71% and 70% for the same periods in the prior fiscal year. The increase is due to the Company's concentration in home health which is a more labor intensive business.

     The Company's other non-capital operating expenses primarily consist of professional fees, purchased services and other operating expenses. For the three and six months ended December 31, 1997, the Company's other non-capital operating expenses decreased 62% and 56% to $589,000 and $1,464,000, respectively, as compared to $1,555,000 and $3,354,000, respectively, for the same periods in the prior fiscal year. The decrease is primarily due to the sale of the Company's Georgia, Alaska, and Illinois operations during the second and third quarters of fiscal 1997 and the sale of the Company's Kansas and Florida operations during the first quarter of fiscal 1998. See "Trends and Recent Events". The provision for doubtful accounts decreased to $8,000 and $76,000 for the three and six months ended December 31, 1997, from $99,000 and $217,000, respectively, for the same periods in the prior fiscal year. The provision for doubtful accounts as a percentage of revenues was .4% and 2% for the three and six months ended December 31, 1997, respectively, as compared to 2% for the three and six months ended December 31, 1996.

     Total capital expenses decreased 68% and 60% during the three and six months ended December 31, 1997, to $192,000 and $506,000, respectively, as compared to $608,000 and $1,268,000 for the same periods in the prior fiscal year. Rent expense decreased 70% and 62% to $135,000 and $351,000 for the three and six months ended December 31, 1997, respectively, as compared to $443,000 and $927,000 for the same periods in the prior fiscal year. The decrease is primarily due to the sale of the Company's Georgia, Alaska, and Illinois operations during the second and third quarters of fiscal 1997 and the sale of the Company's Kansas and Florida operations during the first quarter of fiscal 1998. See "Trends and Recent Events".

     The Company's 1998 results included a gain of $1,178,000 on the sale of its Kansas operations. This amount is offset by losses incurred on the sale of certain other assets. In addition, in the second quarter of fiscal 1998, certain contingencies related to the Florida sale were resolved. The Company determined that reserves of $308,000 recorded at the time of the sale are no longer needed. Accordingly, these reserves have been reversed and the resulting gain is included in net gain of sale of assets in the accompanying income statement.

     Net interest income for the three and six months ended December 31, 1997 increased to $41,000 and $81,000, respectively, as compared to $25,000 and $62,000 for the same periods in the prior fiscal year. This increase is due to higher cash balances during the three and six months ended December 31, 1997.

     The Company reported a net loss for the three months ended December 31, 1997 of $225,000, as compared to a net loss of $517,000 for the same period in the prior fiscal year. For the six months ended December 31, 1997 the Company reported net income of $444,000, as compared to a net loss $1,128,000 for the six months ended December 31, 1996. The net income for the six months ended December 31, 1997 includes the gain on the sale of the Company's Kansas operations. The Company's net income for the six months ended December 31, 1997, also includes net losses of approximately $219,000 incurred by the Company's Kansas and Florida operations, which were sold during the first quarter of fiscal 1998. Adjusting for these amounts, the Company had a net loss of $515,000 for the six months ended December 31, 1997. The Company did not record a tax provision for the six months ended December 31, 1997 because tax loss carryforwards are available to offset earnings in the quarter. The Company did not record a tax benefit for the six months ended December 31, 1996 because carrybacks of current losses against previous taxable earnings are no longer available.


                         LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had working capital of $5,845,000, compared to working capital of $5,473,000 at December 31, 1996. The Company had cash and cash equivalents of $3,746,000 at December 31, 1997, as compared to $2,670,000 at December 31, 1996.

     During the six months ended December 31, 1997, the Company's operating activities used $104,000 of available cash resources, as compared to cash used by operations of $373,000 during the same period in the prior fiscal year. The cash used by operating activities during the six months ended December 31, 1997 primarily reflects collections of accounts receivable from the facilities sold by the Company offset by a decrease in accounts payable related to the facilities sold and the increased receivables from intermediaries related to the Company's home health operations. Cash provided by investment activities during the six months ended December 31, 1997 was $1,073,000, as compared to cash used for investment activities of $294,000 during the same period in the prior fiscal year. The cash provided by investment activities for the six months ended December 31, 1997 primarily reflects the proceeds from the sale of the Company's Kansas operations.

     Net patient accounts receivable, which excludes amounts due from intermediaries, was $1,951,000 at December 31, 1997, as compared to $5,023,000 at December 31, 1996. This decrease is primarily due to the sale of Company's Georgia, Alaska, and Illinois operations during the second and third quarters of fiscal 1997 and the sale of the Company's Kansas and Florida operations during the first quarter of fiscal 1998. See "Trends and Recent Events". Such sold businesses represented $730,000 of the net patient accounts receivable balance at December 31, 1997 as compared to $3,942,000 at December 31, 1996. At December 31, 1997, the Company had an allowance for doubtful accounts of $825,000, as compared to $1,420,000 at December 31, 1996. The number of average days of revenue outstanding, excluding the revenues and receivables related to litigation patients, was 59 days at December 31, 1997, as compared to 74 days at December 31, 1996.

     It was the Company's practice in its acute, subacute, and post-acute businesses to admit selected patients who were seeking monetary recovery in pending litigation with third parties. These patients are directly obligated to pay the Company for services rendered, although the timing of collection is determined by the settlement of their litigation and is beyond the control of the Company. For this reason, liens were generally placed against pending insurance settlements. Prior to admitting such patients, the Company and its counsel evaluated the merits of the patient's case, the anticipated cost of services to be provided and the likelihood of the patient's successful recovery of damages in litigation. Once the patient was admitted, the Company and its counsel monitored the status of the litigation. The Company retained the accounts receivable related to such patients in connection with the sale of its Kansas operations. There can be no assurance, however, that the Company will ultimately be reimbursed for all the services it provided to such patients. At December 31, 1997, accounts receivable related to these litigation patients totaled $370,000, as compared to $593,000 at December 31, 1996. These litigation patient receivables accounted for an additional 14 and 10 average days revenue outstanding at December 31, 1997 and December 31, 1996, respectively.

     The Company's amount due from Medicare intermediaries of $616,000 at December 31, 1997 includes amounts the Company anticipates to receive on cost report settlements for its Colorado home health agencies and its final cost report for the Company's former Gardner, Kansas facility. Such amount also includes amounts the Company expects to receive upon regulatory approval of the Company's annual application for an exception from the routine cost limitation ("RCL") under the Medicare program for fiscal years 1992 through 1996 for its former Gardner, Kansas facility. Medicare reimbursement is generally based upon reasonable direct and indirect allowable costs incurred in providing services. At the Company's former Gardner, Kansas facility these costs were subject to the RCL. Requests for an exception from the RCL have been submitted for fiscal years 1992 through 1995 for such facility. In connection with the sale of its Kansas operation, the Company retained the accounts receivable at the closing and accordingly it intends to file such a request for fiscal 1996 and 1997. The requests are based upon atypical costs incurred at the Kansas facility in the treatment of patients who received substantially more intensive services than those generally received in skilled nursing facilities. There can be no assurance that the Company will collect in full the amounts it has requested or intends to request, nor can there be any assurance as to the timing of any such collection.

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

                         IMPACT OF ACCOUNTING STATEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earning per Share", the adoption of which is not expected to significantly impact the Company's earnings per share calculation.

                                 INTERIM PERIODS

     The Company believes that all the necessary adjustments have been included in the amounts shown in the unaudited consolidated financial statements contained in Item 1. above, for the three months ended December 31, 1996 and 1997, to state fairly and consistently the results of such interim periods. This includes all normal recurring adjustments that the Company considers necessary for a fair statement thereof, in accordance with generally accepted accounting principles applied in a consistent manner. This report should be read in conjunction with the Company's Annual Report on Form 10-K.

                           PART II: OTHER INFORMATION


Item 1.           Legal Proceedings - None.

Item 2.           Changes in Securities - None.

Item 3.           Defaults Upon Senior Securities - None.

Item 4.           Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of the Company held on November 20, 1997, the Company's stockholders voted in favor of : (I) the election of three directors to the Company's Board of Directors, and (ii) the ratification of Arthur Andersen LLP as the Company's independent auditors. The number of votes for, withheld and against, as well as the number of abstentions and broker non-votes as to each matter approved at the Annual Meeting of Stockholders were as follows:

                                                                        Broker
Matter                          For     Withheld   Against   Abstain   Non-Votes
Election of Directors:

Harvey Wm. Glasser, M.D.     1,363,854      0        N/A       N/A         0
Robert Rush                  1,361,858      0        N/A       N/A         0
John McCracken               1,361,858      0        N/A       N/A         0

Arthur Andersen LLP:         1,382,530     N/A     11,817     5,399        0

Item 5.           Other Information - None.

Item 6.           Exhibits
                  27.1 Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MEADOWBROOK REHABILITATION GROUP, INC.

DATE:  February 13, 1998                By /s/  Harvey Wm. Glasser, M.D.
                                           ------------------------------------
                                           Harvey Wm. Glasser, M.D.
                                           President and Chief Executive Officer