Form 10-Q
period 1998-03-31
MEADOWBROOK REHABILITATION GROUP INC
filed 1998-05-15
CIK 852164

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-Q

(Mark One)

  [ X ]                QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                 (510) 420-0900
                         (Registrant's Telephone Number)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ______

         At May 14, 1998, the latest practicable date, there were 1,735,866 outstanding shares of Class A Common Stock, $.01 par value per share, and 1,159,500 outstanding shares of Class B Common Stock, $.01 par value per share.

                                TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION                                              Page
         Item 1.     Financial Statements
                     Consolidated Balance Sheets   ............................3
                     Consolidated Statements of Operations  ...................4
                     Consolidated Statements of Cash Flows  ...................5
                     Consolidated Statements of Stockholders' Equity  .........6

         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
                     Trends and Recent Events  ................................7
                     Results of Operations     ...............................12
                     Liquidity and Capital Resources    ......................14
                     Impact of Accounting Statements    ......................16
                     Interim Periods  ........................................16

PART II: OTHER INFORMATION

         Item 1.     Legal Proceedings  ......................................17
         Item 2.     Changes in Securities     ...............................17
         Item 3.     Defaults Upon Senior Securities    ......................17
         Item 4.     Submission of Matters to a Vote of Security Holders  ....17
         Item 5.     Other Information  ......................................17
         Item 6.     Exhibits  ...............................................17

SIGNATURES           .........................................................18

Part I: FINANCIAL INFORMATION (Item 1. - Financial Statements)

                                       MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                                                            March 31,          June 30,
                                                                                              1998              1997
                                                                                          --------------    -------------
                                                                                            (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                              $   3,548,494     $  2,928,781
   Restricted cash                                                                              281,521          278,649
   Patient accounts receivable, less allowance for doubtful accounts
      of $757,000 and $1,194,000 respectively                                                 1,375,373        4,278,756
   Due from intermediaries                                                                      816,462               --
   Other receivables                                                                            334,115          293,165
   Prepaid expenses and other assets                                                            166,382          298,970
                                                                                          --------------    -------------
      Total current assets                                                                    6,522,347        8,078,321
                                                                                          --------------    -------------

PROPERTY AND EQUIPMENT, at cost:
   Furniture and equipment                                                                      903,258        2,154,947
   Leasehold improvements                                                                       151,813          686,116
                                                                                          --------------    -------------
                                                                                              1,055,071        2,841,063
   Less:  accumulated depreciation
                                                                                               (563,422)      (1,708,734)
                                                                                          --------------   --------------
      Net property and equipment                                                                491,649        1,132,329
                                                                                          --------------   --------------

OTHER ASSETS:
   Goodwill and intangible assets                                                               343,663          337,734
                                                                                          --------------   --------------

                    TOTAL ASSETS                                                          $   7,357,659    $   9,548,384
                                                                                          ==============   ==============

CURRENT LIABILITIES:
   Short-term borrowings and current maturities of notes payable                          $     102,836    $     291,037
   Current maturities of capital lease obligations                                                2,491           24,821
   Accounts payable                                                                             307,845          968,027
   Accrued payroll and employee benefits                                                        392,625          755,748
   Due to intermediaries                                                                             --          100,780
   Other accrued liabilities                                                                    883,793        1,123,124
                                                                                          --------------   --------------

      Total current liabilities                                                               1,689,590        3,263,537
                                                                                          --------------   --------------

LONG-TERM LIABILITIES:
   Note payable and other long-term liabilities                                                  21,394           48,989
                                                                                          --------------   --------------
      Total long-term liabilities                                                                21,394           48,989
                                                                                          --------------   --------------

                    TOTAL LIABILITIES                                                         1,710,984        3,312,526
                                                                                          --------------   --------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value:
      Class A - 15,000,000 shares authorized; 1,157,244 shares issued and outstanding
            at March 31, 1998 and  June 30, 1997                                                 11,572           11,572
      Class B - 5,000,000 shares authorized; 773,000 shares issued and outstanding
           at March 31, 1998 and June 30, 1997                                                    7,730            7,730
   Paid-in capital                                                                           17,908,122       17,908,122
   Treasury stock, at cost, Class A - 59,900 shares at March 31, 1998                                --         (231,610)
   Retained deficit                                                                         (12,049,139)     (11,691,566)
                                                                                          --------------   --------------

      Total stockholders' equity                                                              5,646,675        6,235,858
                                                                                          --------------   --------------

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   7,357,659    $   9,548,384
                                                                                          ==============   ==============

-------------------------------------------------------------------------------------------------------------------------

                     The notes to consolidated financial statements, as contained in the Company's Annual Report on Form 10-K, are an integral part of these financial statements.

                                                                  3



                                       MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                   Three Months Ended                 Nine Months Ended
                                                                       March 31,                          March 31,
                                                               ---------------------------       ----------------------------
                                                                   1998           1997               1998            1997
                                                               ------------   ------------       ------------    ------------

      NET OPERATING REVENUES                                   $ 1,286,115    $ 5,508,323        $ 6,286,489     $17,013,035

      OPERATING EXPENSES:
         Salaries and employee benefits                          1,476,604      3,824,664          5,615,519      11,926,130
         Professional fees and purchased services                  136,022        529,770            600,592       1,887,597
         Provision for doubtful accounts                             4,953        129,147             81,106         346,381
         Other operating expenses                                  336,823        882,961          1,261,534       2,658,606
         Depreciation and amortization                              48,715        139,147            190,032         448,109
         Rent:
            To unrelated parties                                   122,642        303,237            444,085       1,038,016
            To related parties                                          --         97,920             29,962         289,708
         (Gain) loss on sale of assets                               3,045       (488,240)        (1,471,999)       (530,942)
                                                               ------------   ------------       ------------    ------------

            Total operating expenses                             2,128,804      5,418,606          6,750,831      18,063,605
                                                               ------------   ------------       ------------    ------------

            Income (loss) from operations                         (842,689)        89,717           (464,342)     (1,050,570)
                                                               ------------   ------------       ------------    ------------

      OTHER (INCOME) EXPENSE:
         Interest income                                           (44,776)       (24,021)          (126,936)        (85,564)
         Interest expense                                            3,432         15,394             16,212          47,380
                                                               ------------   ------------       ------------    ------------

            Net other income                                       (41,344)        (8,627)          (110,724)        (38,184)
                                                               ------------   ------------       ------------    ------------

            Income (loss) before income taxes                     (801,345)        98,344           (353,618)     (1,012,386)

      INCOME TAX  PROVISION                                             --             --                 --              --
                                                               ------------   ------------       ------------    ------------

           NET INCOME (LOSS) BEFORE MINORITY INTEREST             (801,345)        98,344           (353,618)     (1,012,386)

      MINORITY INTEREST IN EARNINGS OF
            CONSOLIDATED SUBSIDIARIES                                   --          9,871              3,955          26,660
                                                               ------------   ------------       ------------    ------------

            NET INCOME (LOSS)                                  $  (801,345)   $    88,473        $  (357,573)    $(1,039,046)
                                                               ============   ============       ============    ============

      NET INCOME (LOSS) PER SHARE (basic and diluted)          $     (0.42)   $      0.05        $     (0.18)    $     (0.54)
                                                               ============   ============       ============    ============

      WEIGHTED AVERAGE COMMON AND COMMON
         EQUIVALENT SHARES OUTSTANDING                           1,906,844      1,930,244          1,922,558       1,930,244
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

                                                                4



                                       MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                                                Nine Months Ended
                                                                                                     March 31,
                                                                                          -------------------------------
                                                                                               1998             1997
                                                                                          --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                                             $    (357,573)   $  (1,039,046)
   Adjustments to  reconcile  net  (loss)  to net cash
        provided  by (used  for) operations:
      Depreciation and amortization                                                             190,032          448,109
      Gain on sale of assets                                                                 (1,471,999)        (530,942)
      Minority interest expense                                                                   3,955           26,660
   Changes in assets and liabilities:
      (Increase) decrease in patient receivables                                              2,414,633         (383,152)
      (Increase) decrease in due from intermediaries                                           (872,067)         322,288
      Decrease in income tax refund receivables                                                      --           91,417
      Decrease in other receivables                                                             249,043          294,198
      Decrease in prepaid expenses and
        other current assets                                                                     47,613          197,753
      (Decrease) in accounts payable and
        accrued liabilities                                                                    (158,943)        (190,458)
                                                                                          --------------   --------------

        Cash (used) provided for operating activities                                            44,694         (763,173)
                                                                                          --------------   --------------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
      Additions to property and equipment                                                       (51,121)        (149,246)
      Payments on prior purchase of outpatient clinics                                         (281,275)        (318,244)
      Purchase of home health agency                                                            (20,000)              --
      Proceeds from sale of assets                                                            1,407,807        1,459,652
                                                                                          --------------   --------------

        Cash provided by investment activities                                                1,055,411          992,182
                                                                                          --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Short-term notes borrowings                                                               127,221          273,002
      Payments of short-term borrowings                                                        (343,017)        (546,599)
      Payments of capital lease obligations                                                     (22,330)         (22,113)
      (Increase) decrease in restricted cash                                                     (2,872)          62,000
      Payments to minority shareholders                                                          (7,784)         (43,746)
      Purchase of Treasury stock                                                               (231,610)              --
                                                                                          --------------   --------------

        Cash (used for) financing activities                                                     (480,392)        (277,456)
                                                                                          --------------   --------------

        Net increase (decrease) in cash                                                         619,713          (48,477)

CASH AND CASH EQUIVALENTS, Beginning of Period                                                2,928,781        3,439,440
                                                                                          --------------   --------------

CASH, End of Period                                                                       $   3,548,494    $   3,390,993
                                                                                          ==============   ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Noncash activities:
        Notes received on sale of Florida operations                                      $    215,000     $          --

      Payments:
        Interest paid                                                                           16,212            51,626
        Income taxes paid                                                                       11,600            20,900

-------------------------------------------------------------------------------------------------------------------------

                     The notes to consolidated financial statements, as contained in the Company's Annual Report on Form 10-K, are an integral part of these financial statements.

                                                                 5



                                       MEADOWBROOK REHABILITATION GROUP, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                          Common Stock                                 Retained                       Total
                            -----------------------------------------
                                  Class A              Class B           Paid-in       Earnings       Treasury     Stockholders'
                            --------------------  -------------------
                             Shares     Amount     Shares    Amount      Capital      (Deficit)         Stock        Equity
                            ---------- ---------  ---------  --------  ------------  -------------    ----------   ------------

BALANCE, JUNE 30, 1996       1,157,244 $  11,572    773,000  $  7,730  $ 17,908,122  $ (7,840,997)    $       --   $10,086,427

   Net  (loss)                     --         --         --        --            --    (3,850,569)            --    (3,850,569)
                            ---------- ---------  ---------  --------  ------------  -------------    ----------   ------------

BALANCE, JUNE 30, 1997       1,157,244    11,572    773,000     7,730    17,908,122   (11,691,566)            --     6,235,858

   Purchase of shares
    for treasury                    --        --         --        --            --            --       (231,610)     (231,610)

   Net (loss)                       --        --         --        --            --      (357,573)                    (357,573)
                            ---------- ---------  ---------  --------  ------------  -------------    -----------  ------------

BALANCE, MARCH 31, 1998      1,157,244 $  11,572    773,000  $  7,730  $ 17,908,122  $(12,049,139)    $ (231,610)  $ 5,646,675
                            ========== =========  =========  ========  ============  =============    ==========   ============







































-------------------------------------------------------------------------------------------------------------------------------

                     The notes to consolidated financial statements, as contained in the Company's Annual Report on Form 10-K, are an integral part of these financial statements.

                                                                 6

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

                            TRENDS AND RECENT EVENTS

Consideration of Strategic Alternatives

         As a result of poor operating results and poor prospects for growth in their respective markets, the Company's Board of Directors decided to sell its acute, subacute and post-acute operations as well as certain of the Company's
Florida and Georgia outpatient rehabilitation clinic operations. Since the beginning of the fiscal year ended June 30, 1997 ("Fiscal 1997"), the Company has disposed of substantially all of its operating assets. Early in Fiscal 1997, the Company sold its post-acute program in Illinois and its outpatient rehabilitation clinics in Alaska. On March 31, 1997, the Company sold all of its Georgia operations, consisting of a neurobehavioral program, a subacute program operated under a management agreement, and a post-acute program. On July 31, 1997, the Company sold its Kansas operations. On August 31, 1997, the Company sold five of its outpatient rehabilitation clinics in Florida and Georgia and certain other assets. On September 30, 1997, the Company sold its remaining Florida outpatient clinic and two management contracts. In addition, the Company closed six outpatient rehabilitation clinics in Colorado and Florida during Fiscal 1997. As of March 31, 1998, the Company operated home health agencies with operations in Colorado and Kansas and four physical therapy clinics in Colorado.

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

         On April 7, 1998, the Company announced that it had entered into an agreement to acquire Cambio Networks, Inc. ("Cambio"). Based in Bellevue, Washington, Cambio is a network management inventory software company providing services to financial, telephony, medical, and Y2K Markets in both the U.S. and Common Market. Cambio's COMMAND Network Inventory Management System provides a comprehensive solution for network inventory management that enables customers to optimize the management of a corporation's network infrastructure - both physical and logical. The agreement provides for a merger in which the Company will acquire each issued and outstanding share of common and preferred stock of Cambio through the merger of a wholly owned subsidiary of the Company with and into Cambio. Under the terms of the agreement, Cambio's current shareholders will receive in the aggregate a number of shares of the Company's Class A Common Stock representing 32.5% of the outstanding Class A and Class B Common Stock of the Company at the time of the closing. The closing of the merger is subject to several conditions, including the approval of the stockholders of the Company and Cambio. If these and certain other conditions are met, the transaction is anticipated to be completed by the end of June 1998.

         The Board of Directors of the Company is continuing to evaluate the Company's strategic direction and alternatives. The alternatives under consideration by the Board include, among other things, acquisitions or other business combinations and/or additional sales of assets. There can be no assurance that any such alternatives will be available on favorable terms, if at all. Acquisitions entail numerous risks, including difficulties or an inability to successfully assimilate acquired operations and products, diversion of management's attention and loss of key employees of acquired businesses, all of which the Company has encountered with previous acquisitions. Future acquisitions by the Company may require dilutive issuances of equity securities, the incurrence of additional debt, and the creation of goodwill or other intangible assets that could result in amortization expense. These factors could have a material adverse effect on the Company's business, operating results and financial condition.

Potential Ineligibility for Continued Listing on the NASDAQ National Market

         On February 23, 1998, the Nasdaq Stock Market adopted new quantitative maintenance requirements for continued listing on the Nasdaq National Market. During February 1998, the Company was notified by the Nasdaq Stock Market that it was not in compliance with the requirement that listed companies have a minimum public float of at least 750,000 shares and that the market value of its public float be at least $5,000,000. On April 22, 1998, the Company effected a three-for-two stock split which increased the Company's public float to approximately 954,485 shares. The Company, however, is not in compliance with the market value of its public float requirement. The Company estimates that the market value of its public float as of May 13, 1998 is $1,431,728. The Company has until May 28, 1998, to comply with such requirement or to request a temporary exception from it, which would stay the delisting process until further review. In the event the Company is unable to meet the requirements for continued listing on the Nasdaq National Market, it intends to apply for inclusion of its Class A Common Stock on the Nasdaq SmallCap Market. Delisting from the Nasdaq National Market could have an adverse effect on the liquidity of the Company's Class A Common Stock.

Three-for-Two Stock Split of the Company's Common Stock

         On March 8, 1998, the Company's Board of Directors authorized a three-for-two stock split of the Company's Common Stock, which was effected in the form of a stock dividend on April 22, 1998. Except for the disclosure regarding the shares outstanding as of May 14, 1998, the latest practicable date, all share information and per share data throughout this report has not been adjusted to reflect such stock split.

Recent Asset Dispositions

         Sale of Florida Operations. On August 31, 1997, the Company sold five outpatient rehabilitation clinics and certain other assets located in Florida and Georgia. The outpatient rehabilitation clinics were located in St. Augustine, Palatka, Palm Coast, and Ormond Beach, Florida and in Moultrie, Georgia. The Company sold the clinics in two separate transactions. The aggregate sale price for the outpatient rehabilitation clinics and other assets was $550,000. The Company received promissory notes from the purchasers for the aggregate purchase price. The promissory notes are secured by the acquired assets and the Company also received personal guarantees from the stockholders of the purchasers. During the three months ended December 31, 1997 ("Second Quarter Fiscal 1998"), the Company received $335,000 as payment in full for one of the promissory notes. The purchasers acquired all assets including accounts receivable and were responsible for all accounts payable and certain payroll liabilities. As part of the transaction, the Company retained all liabilities for amounts due to the former owners of the clinics. At closing, this amount was $197,000. This transaction resulted in a loss of $2,046,000, primarily as a result of the write-down of goodwill associated with the Company's acquisition of certain of the clinics in 1994. The loss was recorded as other operating expense in the Company's Fiscal 1997 financial statements.

         On September 30, 1997, the Company sold its remaining outpatient clinic located in Jacksonville, Florida and its two management contracts located in Jacksonville and St. Augustine, Florida. The sale price was $115,000 in cash. The purchaser acquired all assets, including accounts receivable. There was no gain or loss resulting from this transaction.

         During Second Quarter Fiscal 1998, certain contingencies related to the Florida sale were resolved and the Company determined that reserves of $308,000 recorded at the time of the sale were no longer needed. Accordingly, these reserves have been reversed and the resulting gain is included in (gain) loss on sale of assets in the accompanying income statement.

         Sale of Kansas Operations. On July 31, 1997, the Company sold its Kansas operations, consisting of acute, subacute and post-acute rehabilitation programs. The sale price for the Kansas operations was $1,500,000 in cash. The Company's agreement with the purchaser provided for the Company to retain outstanding accounts receivable and be responsible for the accounts payable at the closing date. This transaction resulted in a gain of approximately $1,178,000. This gain is reflected in the Company's results for the three months ended September 30, 1997 ("First Quarter Fiscal 1998").

         Sale of Georgia Operations. On March 31, 1997, the Company sold its Georgia operations, consisting of a neurobehavioral program, a subacute program operated under a management agreement, and a post-acute program and related real estate. The sale price for the Georgia operations was $1,300,000 in cash. The Company's agreement with the purchaser provided for the Company to retain outstanding accounts receivable and be responsible for the accounts payable at the closing date. This transaction resulted in a gain of $517,000, which was recorded as other operating income in Fiscal 1997.

         Sale of Alaska Operations. On January 13, 1997, the Company sold its three outpatient rehabilitation clinics in Alaska. The sale price was $200,000. This transaction resulted in a loss of $29,000, which was recorded in (gain) loss on sale of assets during Fiscal 1997.

         Sale of Illinois Operations. On October 7, 1996, the Company sold the assets of its post-acute rehabilitation operations located in Park Ridge, Illinois for $100,000 in cash. The Company's agreement with the purchaser provided for the Company to retain outstanding accounts receivable and be responsible for the accounts payable at the closing date. This transaction resulted in a gain of $63,000, which was recorded in net gain (loss) on sale of assets during Fiscal 1997.

         Colorado Outpatient Clinics and Home Health Agency Acquisition. On June 30, 1995, the Company acquired eleven outpatient rehabilitation clinics in Colorado, three outpatient rehabilitation clinics in Alaska and home health agencies with operations in Colorado, New Mexico and Kansas. The Company paid $133,000 and incurred liabilities of $572,000 in connection with the purchase. The Company also agreed to make additional payments based on the earnings performance of the outpatient rehabilitation clinics and the home health agencies based on the results for the twelve-month periods ending June 30, 1996 through 1999. The Company was not required to make any cash payment based on results as of June 30, 1996 or 1997. If the operations collectively achieve the target earnings thresholds for the twelve months ending June 30, 1998 and 1999, the Company's maximum liability would be $550,000. During Fiscal 1997, the Company closed its home health agency in New Mexico.

         In addition, in connection with the acquisition, the Company agreed to deposit $500,000 to secure a $900,000 bank loan to the previous owner of the acquired businesses. The Company is overseeing the repayment of the loan through the collection of accounts receivable which are being collected on behalf of the previous owner. At the time of the acquisition, the Company anticipated that the loan would be repaid based on the accounts receivable balance then outstanding. However, accounts receivable collections have not been sufficient to repay the loan, and the loan balance on March 31, 1998 was approximately $267,000. This loan balance is collateralized by personal assets of the debtor.

         In October 1995, the Company was notified by its intermediary that its Medicare payments for the home health agencies were being withheld to offset amounts due by the previous owner for final settlement of the home health agencies' cost reports for the years 1992 through 1995. While the intermediary resumed making payments for current charges in January 1996, the intermediary had withheld $728,000 related to these settlements. During the three months ended September 30, 1996 ("First Quarter Fiscal 1997"), the Company received $425,000 in payment of amounts withheld. The Company has submitted appeals on behalf of the previous owner requesting payment of the remaining balance. In the event that such appeals are unsuccessful, the Company intends to pursue collection from the previous owner and offset the amounts withheld against any additional amounts due to the previous owner under the acquisition agreements. Amounts owed to the Company as of March 31, 1998, by Medicare and the previous owner of the Colorado operations exceed the minimum amounts owed to the previous owner by $237,000.

Healthcare Regulation and Reform

         There is continuing political debate concerning the need for reform of the healthcare industry. Healthcare reform proposals have been formulated by the current administration, members of Congress, and, periodically, state legislators. The Health Care Financing Administration ("HCFA") has recently adopted regulations that will affect Medicare cost reimbursements based on actual reasonable allowable costs subject to per visit limitations. Effective July 1, 1998, such reimbursements will also be subject to an aggregate annual per beneficiary limitation. Government officials can be expected to continue to review and assess alternative healthcare delivery systems and payment methodologies. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors. Legislative changes to "balance the budget" and slow the annual rate of growth of Medicare and Medicaid are expected. Such changes may adversely impact reimbursement for the Company's services.

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

                              RESULTS OF OPERATIONS

         The following table sets forth for the fiscal periods indicated (i) the percentage of net operating revenues represented by certain selected items reflected in the Company's consolidated statements of operations and (ii) the percentage change in the dollar amount of such items from the same periods in the prior fiscal year.


                                        % of Net Revenue           % of Net Revenue
                                       Three Months Ended         Nine Months Ended            % $          % $
                                            March 31,                  March 31,             Change       Change
                                      ---------------------     -----------------------      Three         Nine
                                        1998         1997         1998           1997        Months       Months
                                      --------     --------     --------       --------     --------     --------

Net Operating Revenues                  100.0        100.0        100.0          100.0        (76.7)       (62.5)

Non-capital operating expenses:
   Salaries and employee benefits       114.8         69.4         89.3           70.1        (61.4)       (52.9)
   Other non-capital expenses            37.2         28.0         30.9           28.8        (69.0)       (60.3)
   (Gain) loss on sale of assets          0.2         (8.9)       (23.4)          (3.1)      (100.6)       177.2
                                      --------     --------     --------       --------
        Total non-capital expenses      152.2         88.5         96.8           95.7        (59.9)       (62.6)

Capital expenses:
   Depreciation and amortization          3.8          2.5          3.0            2.6        (65.0)       (57.6)
   Rent                                   9.5          7.3          7.5            7.8        (69.4)       (64.3)
   Interest                               0.3          0.3          0.3            0.3        (77.7)       (65.8)
                                                                               --------
                                      --------     --------     --------
        Total capital expenses           13.6         10.1         10.8           10.7        (68.5)       (62.7)
                                      --------     --------     --------       --------
        Total expenses                  165.8         98.6        107.6          106.4        (60.8)       (62.6)

Interest income                           3.5          0.4          2.0            0.5         86.4         48.4
                                      --------     --------     --------       --------
Income (loss) before income taxes       (62.3)         1.8         (5.6)          (5.9)      (914.8)       (74.9)
Income tax provision                       --           --           --             --           --           --
                                      --------     --------     --------       --------

Income (loss) before minority
  interest                              (62.3)         1.8         (5.6)          (5.9)      (914.8)       (74.9)

Minority interest                          --          0.2          0.1            0.2       (100.0)       (85.2)
                                      --------     --------     --------       --------

Net income (loss)                       (62.3)         1.6         (5.7)          (6.1)    (1,005.8)       (75.2)
                                      ========     ========     ========       ========


         The Company's net operating revenues decreased 76.7% and 62.5% to $1,286,115 and $6,286,489 for the three months ended March 31, 1998 ("Third Quarter Fiscal 1998") and nine months ended March 31, 1998 ("Nine Months Fiscal 1998"), as compared to $5,508,323 and $17,013,035 for the same periods in the prior fiscal year. The decrease was due primarily to the sale of the Company's Georgia, Alaska, and Illinois operations during the Second and Third Quarters Fiscal 1997 and the sale of the Company's Kansas and Florida operations during the First Quarter Fiscal 1998. See "Trends and Recent Events".

         Due to increased pressures on home health referrals by physicians stemming from healthcare reform initiatives, the Company's home health business is experiencing decreasing net operating revenues. The number of patient visits in the Company's home health business decreased 33.1 % and 2.6% to 20,878 and 86,233 for the Third Quarter and Nine Months Fiscal 1998, from 31,220 and 88,514 for the same periods in the prior fiscal year. In addition, the Company anticipates that as a result of the new per-beneficiary annual limitations on home health agency costs, which will be in effect as of July 1,1998, the home health business will be subject to lower Medicare cost reimbursements thereby further decreasing operating revenues. The Company is currently restructuring its home health operations to address these industry trends.

         Below is a summary of net operating revenues for the Third Quarter and Nine Months Fiscal 1997 and 1998, with respect to operations sold by the Company during Fiscal 1997 and the First Quarter Fiscal 1998.

                Net operating revenues               Net operating revenues
              Three months ended March 31,         Nine months ended March 31,
            -------------------------------     -------------------------------
                 1998              1997             1998               1997
            --------------    -------------     -------------     -------------
             (unaudited)       (unaudited)       (unaudited)       (unaudited)

Alaska      $          --     $          --     $          --     $     372,036
Georgia                --         1,642,764                --         4,856,216
Illinois               --                --                --           307,086
Kansas                 --         1,277,771           319,728         3,738,745
Florida                --           486,001           277,788         1,613,276
            -------------     -------------     -------------     -------------
    Total   $          --     $   3,406,536     $     597,516     $  10,887,359
            =============     =============     =============     =============


         Total non-capital operating expenses (excluding the (gain) loss on the sale of assets) for the Third Quarter and Nine Months Fiscal 1998 decreased 63.6% and 55.1% to $1,954,402 and $7,558,751, respectively, from $5,366,542 and
$16,818,714, during the same periods in the prior fiscal year. The decrease resulted primarily from the sale of the Company's Georgia, Alaska, and Illinois operations during the Second and Third Quarters Fiscal 1997 and the sale of the Company's Kansas and Florida operations during the First Quarter Fiscal 1998. See "Trends and Recent Events". Salaries and employee benefits continue to be the primary component of the Company's non-capital operating expenses. Salaries and employee benefits decreased 61.4% and 52.9% to $1,476,604 and $5,615,519 for the Third Quarter and Nine Months Fiscal 1998, as compared to $3,824,664 and $11,926,130 for the same periods in the prior fiscal year. Salaries and employee benefits as a percentage of net operating revenues increased to 114.8% and 89.3% for the Third Quarter and Nine Months Fiscal 1998, as compared to 69.4% and 70.1% for the same periods in the prior fiscal year. The increase is due to the Company's concentration in home health, which is more labor-intensive and has suffered from decreasing revenues as discussed above.

         The Company's other non-capital operating expenses primarily consist of professional fees, purchased services, provision for doubtful accounts and other operating expenses. For the Third Quarter and Nine Months Fiscal 1998, the Company's other non-capital operating expenses decreased 69.0% and 60.3% to $477,798 and $1,943,232, respectively, as compared to $1,541,878 and $4,892,584, for the same periods in the prior fiscal year. The decrease is primarily due to the sale of the Company's Georgia, Alaska, and Illinois operations during the Second and Third Quarters Fiscal 1997 and the sale of the Company's Kansas and Florida operations during the First Quarter Fiscal 1998. See "Trends and Recent Events".

         Total capital expenses decreased 68.5% and 62.7% during the Third Quarter and Nine Months Fiscal 1998, to $174,789 and $680,291, respectively, as compared to $555,698 and $1,823,213 for the same periods in the prior fiscal year. Rent expense decreased 69.4% and 64.3% to $122,642 and $474,047 for the Third Quarter and Nine Months Fiscal 1998, respectively, as compared to $401,157 and $1,327,724 for the same periods in the prior fiscal year. The decrease is primarily due to the sale of the Company's Georgia, Alaska, and Illinois operations during the Second and Third Quarters Fiscal 1997 and the sale of the Company's Kansas and Florida operations during the First Quarter Fiscal 1998. See "Trends and Recent Events".

         The Company's results for its Nine Months Fiscal 1998 include a net gain of $1,471,999 on the sale of its Kansas and Florida operations. This amount is offset by losses incurred on the sale of certain other assets.

         Net interest income for the Third Quarter and Nine Months Fiscal 1998 increased to $44,776 and $126,936, respectively, as compared to $24,021 and $85,564 for the same periods in the prior fiscal year. This increase is due to higher cash balances during the Third Quarter and Nine Months Fiscal 1998.

         The Company reported a net loss for the Third Quarter Fiscal 1998 of $801,345, as compared to net income of $88,473 for the same period in the prior fiscal year. For the Nine Months Fiscal 1998, the Company reported net loss of $357,573, as compared to a net loss of $1,039,046 for the Nine Months Fiscal 1997. The net loss for the Nine Months Fiscal 1998 includes the gain on the sale of the Company's Kansas and Florida operations. The Company did not record a tax provision for the Nine Months Fiscal 1997 because tax loss carryforwards were available to offset earnings in the period.

         Basic and diluted loss per share was $0.42 and $0.18 for the Third Quarter and Nine Months Fiscal 1998, respectively, as compared to a net income of $0.05 and a net loss of $0.54 per share for the same period in the prior fiscal year.

                        LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had working capital of $4,832,757, compared to working capital of $4,814,784 at June 30, 1997. The Company had cash and cash equivalents of $3,548,494 at March 31, 1998, as compared to $2,928,781 at June 30, 1997.

         During the Nine Months Fiscal 1998, the Company's operating activities provided $44,694, as compared to cash used for operating activities of $763,173 during the same period in the prior fiscal year. The cash provided by operating activities during the Nine Months Fiscal 1998 are primarily the result of collections of accounts receivable from the facilities sold by the Company, offset by a decrease in accounts payable related to the facilities sold and increased receivables from intermediaries related to the Company's home health operations. Cash provided by investment activities during the Nine Months Fiscal 1998 was $1,055,411, as compared to cash provided of $992,182 during the same period in the prior fiscal year. The cash provided by investment activities for the Nine Months Fiscal 1998 and Fiscal 1997 primarily reflects the proceeds from the sale of the Company's assets.

         On February 21, 1998, the Company's Board of Directors approved a stock repurchase program under which it could purchase up to an aggregate of ten percent (10%) of the outstanding shares of its Class A Common Stock. As of March 31, 1998, the Company had repurchased 59,900 shares of its Class A Common Stock for an aggregate price of $231,610.

         Net patient accounts receivable, which excludes amounts due from intermediaries, was $1,375,373 at March 31, 1998, as compared to $4,278,756 at June 30, 1997. This decrease is primarily due to the sale of Company's Georgia, Alaska, and Illinois operations during the Second and Third Quarters Fiscal 1997 and the sale of the Company's Kansas and Florida operations during the First Quarter Fiscal 1998. See "Trends and Recent Events". At March 31, 1998, the Company had an allowance for doubtful accounts of $757,000, as compared to $1,194,000 at June 30, 1997.

          The Company's amount due from Medicare intermediaries of $816,462 at March 31, 1998 includes amounts the Company anticipates that it will receive in connection with cost report settlements for its Colorado home health agencies and its final cost report for the Company's former Gardner, Kansas facility. Such amount also includes amounts the Company expects to receive upon regulatory approval of the Company's annual application for an exception from the routine cost limitation ("RCL") under the Medicare program for fiscal years 1992 through 1996 for its former Gardner, Kansas facility. Medicare reimbursement is generally based upon reasonable direct and indirect allowable costs incurred in providing services. At the Company's former Gardner, Kansas facility these costs were subject to the RCL. Requests for an exception from the RCL have been submitted for fiscal years 1992 through 1997 for such facility. The requests are based upon atypical costs incurred at the Kansas facility in the treatment of patients who received substantially more intensive services than those generally received in skilled nursing facilities. There can be no assurance that the Company will collect in full the amounts it has requested or intends to request, nor can there be any assurance as to the timing of any such collection.

         On April 3, 1998, the Company and Cambio executed a Secured Bridge Financing Note (the "Note") pursuant to which the Company provided Cambio with a loan of five hundred thousand dollars ($500,000) to finance its ongoing operations. The Note bears interest at 8% per annum and is due the earliest of
(i) July 31, 1998; (ii) upon the closing of the acquisition of Cambio; or (iii) the occurrence of certain events as defined in the Note.

         The Company has no current material commitments for capital expenditures, except for those in connection with the Company's acquisitions as described under "Trends and Recent Events" above. The Company also expects to make routine capital improvements to its facilities in the normal course of business.

         The Company may use a portion of its cash balance to finance its ongoing home health business operations. The Company has a line-of-credit of $1,000,000 from a bank. Any draws on the line-of-credit would be secured by a cash deposit. The Company will need to obtain access to additional capital, through bank loans or otherwise, in order to fund any significant acquisition opportunities. The Company believes that its existing cash, credit line and cash flows from operations, will be sufficient to satisfy the Company's estimated operating cash requirements for its existing facilities for the next twelve months.

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

                                 INTERIM PERIODS

         The Company believes that all the necessary adjustments have been included in the amounts shown in the unaudited consolidated financial statements contained in Item 1. above, for the Third Quarter Fiscal 1997 and 1998, to state fairly and consistently the results of such interim periods. This includes all normal recurring adjustments that the Company considers necessary for a fair statement thereof, in accordance with generally accepted accounting principles applied in a consistent manner. This report should be read in conjunction with the Company's Annual Report on Form 10-K.

PART II: OTHER INFORMATION


Item 1.           Legal Proceedings

                  None

Item 2.           Changes in Securities

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                  A.  Exhibits

                      27.1 - Financial Data Schedule

                  B.  Reports on Form 8-K

                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MEADOWBROOK REHABILITATION GROUP, INC.

DATE:  May 15, 1998                     By /s/  Harvey Wm. Glasser, M.D.
                                           ------------------------------------
                                           Harvey Wm. Glasser, M.D.
                                           President and Chief Executive Officer