Form 10KSB
period 1998-06-30
MEADOWBROOK REHABILITATION GROUP INC
filed 1998-10-05
CIK 852164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-KSB
            (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-19726

                     MEADOWBROOK REHABILITATION GROUP, INC.
                 (Name of small business issuer in its charter)

                   DELAWARE                              94-3022377
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)               Identification No.)

          2000 Powell Street, Suite 1203, Emeryville, California 94608
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (510) 420-0900
                              ---------------------
         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                 Class A Common Stock, par value $0.01 per share
                                (Title of Class)

     Indicate whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes X No
_____.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     The registrant's revenues for its most recent fiscal year were $6,797,000.

     As of September 25, 1998, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant, based on the closing price for the Registrant's Class A Common Stock in The Nasdaq Stock Market on such date, was $729,071. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

     The number of shares of Class A Common Stock outstanding on September 25, 1998 was 3,832,411. The number of shares of Class B Common Stock outstanding on September 25, 1998 was 1,159,500.

     Part III of this Form 10-KSB incorporates by reference information from the Registrant's proxy statement with respect to the 1998 Annual Meeting of Stockholders.

     Transitional Small Business Disclosure Format (check one): Yes    No X .

                                TABLE OF CONTENTS
                                                                            Page

PART I.           ...........................................................  3

         ITEM 1.           DESCRIPTION OF BUSINESS...........................  3

         ITEM 2.           DESCRIPTION OF PROPERTY...........................  7

         ITEM 3.           LEGAL PROCEEDINGS.................................  7

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                           HOLDERS...........................................  7

PART II.          ...........................................................  7

         ITEM 5            MARKET FOR COMMON EQUITY AND RELATED STOCK
                           MATTERS...........................................  7

         ITEM 6            MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                           PLAN OF OPERATION.................................  8

         ITEM 7.           FINANCIAL STATEMENTS.............................. 14

         ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE............... 14

PART III.        ............................................................ 14

         ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                           OF THE EXCHANGE ACT............................... 14

         ITEM 10.          EXECUTIVE COMPENSATION............................ 14

         ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT.................................... 14

         ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS...................................... 14

         ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.................. 15

SIGNATURES                 .................................................. 17

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

The Company

     Prior to June 30, 1998, Meadowbrook Rehabilitation Group, Inc. (together with its subsidiaries, the "Company" or "Meadowbrook"), provided outpatient, home health, and traditional acute, sub-acute and post-acute comprehensive rehabilitation services. Since the beginning of the fiscal year ended June 30, 1997 ("Fiscal 1997"), and as a result of poor operating results and poor prospects for growth in their respective markets, the Company's Board of Directors began to sell its healthcare operating assets. As of June 30, 1998, the Company's assets consisted mainly of cash and accounts receivable.

     On September 14, 1998, the Company acquired Cambio Networks, Inc. ("Cambio"), pursuant to an Agreement and Plan of Merger, dated as of April 3, 1998, as amended by the Agreement of Amendment, dated as of July 27, 1998 (collectively, the "Agreement"). Under the terms of the Agreement, Cambio's shareholders received an aggregate of 1,238,842 shares of the Company's Class A Common Stock representing approximately 32.3% of the outstanding Class A and Class B Common Stock. From the date of the acquisition, the Company's operations have consisted solely of the operations of Cambio, which is a wholly-owned subsidiary of the Company.

     The Company provides products and services that provide network documentation, network inventory and equipment provisioning functions for large enterprise networks and telecommunication enterprise networks. The Company's products and services are designed to enhance network operations support and reduce network-related costs associated with a variety of business needs including network changes, relocations, mergers and acquisitions, network outsourcing, backup and disaster recovery planning. Network documentation is an essential corporate information system that allows network support professionals to create, maintain and access a centralized model of the entire network, its components and their relationships. The Company also provides a broad range of network integration, consulting, training and implementation services and Year 2000 solutions.

     The Company was incorporated in 1986. The Company's finance and accounting office is located at 2000 Powell Street, Suite 1203, Emeryville, California 94608, and its telephone number is (510) 420-0900.

Strategy

     Building on its established presence as a supplier of operational and network support systems for telecommunications service providers and enterprise networks, the Company seeks to become a leader in the industry. The Company intends to focus upon specific market segments and provide complete network solutions for its customers by continuing its product development, customization and implementation services.

Products and Services

     The  Company   provides   products  and  services   that  provide   network
documentation, network inventory, and equipment provisioning functions for large enterprise networks and telecommunication enterprise networks.

     netRunner(TM). netRunner is the Company's newest product offering and is considered the Company's flagship product. It provides the user with the ability to create and maintain a data model that represents all of the equipment, physical connections, and circuit connections used to implement a global enterprise network. netRunner provides many different ways to view and maintain network physical equipment information both graphically and in GUI forms.

netRunner also models essential relationships such as location and connectivity. All information created and maintained by netRunner is stored in a central repository available to network operations personnel for planning, operating, isolating faults, and repairing large complex networks. The Company jointly owns the rights to source code for netRunner pursuant to a Source Code Rights Transfer and License Agreement between the Company and Phifer Consulting Group, Inc., dated July 1, 1998.

     The netRunner product line has four modules, three of which are already operational in customer installations. The netRunner equipment provisioning module provides equipment inventory and provisioning functions. The netRunner connectivity module provides connectivity functions. The netRunner fiber, cable and radio module, of which only the fiber optic management function is currently operational, provides fiber optic, cable and radio frequency management functions. The netRunner circuit management and provisioning module, which the Company anticipates will be available by October 1998, will provide circuit inventory and provisioning functions. Additional modules and extensions of product functionality are planned for 1998 and 1999 release.

     All netRunner products are Windows NT/98/95 based client applications that connect to Windows or UNIX based database systems that can scale from small single site installations to multiple site installations that can handle the needs of all networks supporting a global enterprise.

     COMMAND. COMMAND is the Company's oldest product offering. COMMAND was developed as a UNIX based client and database in the late 1980s. COMMAND is an integrated database with proprietary graphics technology to provide graphical views of a network. In 1997, the Company released COMMAND Version 5.0, which added Windows NT/95 client products with GUI data forms for ease of data entry and maintenance.

     The COMMAND product line has six modules, all of which are operational in customer installations. COMMAND Server is a Sun or Hewlett Packard UNIX based server software product providing data access services from a central database repository to the COMMAND Administrator, COMMAND Technician, COMMAND for Windows, COMMAND API Gateway and Integration, and COMMAND View for Windows client products.

     The COMMAND Administrator client product provides data modeling functions, data entry and maintenance functions, and graphical and form based views of all system data on a Sun or Hewlett Packard based UNIX workstation. The COMMAND for Windows client product provides data entry, data import, and data maintenance functions with an intuitive user interface designed to increase the productivity of personnel performing data entry and maintenance. The COMMAND Technician product provides read-only graphical and form based viewing functions on a Sun or Hewlett Packard based UNIX workstation. The COMMAND Viewer for Windows client product provides all of the read-only functions of COMMAND for Windows. The COMMAND API Gateway and Integration APIs provide integration with network management systems such as Hewlett Packard OpenView and Hewlett Packard OEMF and with work ticket systems such as Remedy. A COMMAND system integrated with a network management system and a work ticket system ties together all of the systems and information needed to diagnose, isolate, and repair network faults.

     Services. The Company provides software and consulting services needed to install, customize and fully deploy a complete network inventory, operations systems support or network documentation system. Typical services include installation, customer specific enhancements, customized development of extensions to core products, data modeling, and data maintenance. The Company also provides technical support programs and training programs for all products.

Marketing and Sales

     The Company's customers are large enterprises operating complex networks that are mission critical to the customer's core business. Customers are in two primary market segments: enterprises operating network communication centers and telecommunication service providers.

     The Company's products are primarily sold directly to end-user organizations in North America through the Company's direct sales force. Internationally, the Company has historically marketed and sold its products through independent distributors supported by the Company's international sales and support organization. The Company has realigned its organization to concentrate marketing and sales into two global business units that address the Company's two primary markets.

     The Company will continue to make its products available to markets outside North America and expects these sales will provide a significant contribution to total revenue.

Software Development

     The Company's research and development efforts are focused on the needs of the Company's primary markets: enterprises operating network communication centers and telecommunications service providers. Within these markets, the focus is on new application development to meet strategic customer requirements, enhancement of existing products, software tools for data entry, conversion and maintenance, migration from existing systems, and integration with complementary systems.

     All of the Company's research and development has been performed in the United States. The Company intends to continue recruiting and hiring software developers and to consider acquisition and licensing of software and technologies that accelerate the development and release of new products.

Competition

     Competition in the markets in which the Company participates is intense and it expects the number of competitors to increase. The Company's continued development of enhanced network management and operational support systems will broaden its range of available competing products. Competitors include hardware manufacturers that have developed software (or obtained software from third parties) to operate on their hardware. The Company also encounters competition from a large number of small software developers which sell software or integrated systems either for specific industries or applications within those industries.

     The telecommunications and enterprise network markets in which the Company sells its products are relatively new, but highly competitive markets with a limited number of competitors selling products. Some companies are using their own internal development resources to automate their engineering and provisioning processes. A number of these companies have nonetheless become major customers due to the Company's broad range of advanced products.

     The Company believes that in order to maintain and improve its competitive position, it must continue to offer comprehensive services that help customers effectively implement a complete, integrated software solution by providing a full range of industry-leading consulting, integration, training and customer support services. The timely delivery of flexible, cost effective solutions for the growing dynamic marketplace will continue to be the competitive focus of the Company.

     The principal competition currently faced by the Company in the telecommunications service provider market is the customer's development of in-house solutions. In the enterprise network market, the Company's principal North American competitors are Architel Corporation, Visionael, Inc., customer care providers attempting to expand into asset management and other "back office" functions. Additional competition in all of the Company's markets comes from Europe and Japan where a number of companies have developed or are developing software and integrated systems products which may compete with the Company's products.

Proprietary Rights

     The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. Presently, the Company has no patents, no patent applications on file, and does not intend to file patent applications in the future. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult and, although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies on both signed license agreements and "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights, will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any of the Company's intellectual property rights.

     The Company is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps.

     The Company jointly owns the rights to source code for netRunner pursuant to a Source Code Rights Transfer and License Agreement between the Company and Phifer Consulting Group, Inc., dated July 1, 1998.

Employees

     As of September 25, 1998, the Company had 38 full time employees, consisting of 12 in customer service and engineering, 12 in sales and marketing, 12 in general and administrative functions (4 of which will terminate their employment with the Company as the assimilation of the Cambio acquisition is completed), and two in general and administrative functions pursuing the collection of receivables and monitoring the closing process of the healthcare operations. The Company's future performance depends to a significant degree upon the continued service of its key members of management, as well as marketing, sales, consulting and product development personnel, none of whom are bound by an employment contract, and its ability to attract and retain highly skilled personnel in these areas. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or that it will be successful in attracting, assimilating and retaining such personnel in the future. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.    DESCRIPTION OF PROPERTY

     The Company leases all of its properties. The Company maintains its finance and accounting office in Emeryville, California and its corporate office in Dallas, Texas. The Company has engineering/development and support groups located in Bellevue, Washington and El Paso, Texas. In addition, the Company has sales offices in Parsippany, NJ; in the United Kingdom and in Egypt. The Company believes that its existing facilities are adequate to meet its current needs and in the foreseeable future and that additional space is available at reasonable rates.

     As a result of the closing of its healthcare facilities, the Company is party to certain property leases expiring at various dates through 2001. The Company has been able to negotiate early lease termination agreements with some of its landlords. The associated costs related to the remaining leases through their termination were accrued in June 1998.

ITEM 3.   LEGAL PROCEEDINGS

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock is traded in the Nasdaq National Market. On September 25, 1998, the closing sales price of the Class A Common Stock was $.437 per share.

     The table below sets forth the quarterly high and low closing sales prices for the Class A Common Stock in the period from July 1, 1996 through June 30, 1998 (giving effect to the three-for-two stock split reflected on April 22, 1998 as if it had occurred on July 1, 1996):

                        Fiscal 1997               Fiscal 1998
                        -----------               -----------
      Quarter         High        Low           High        Low
      -------         ----        ---           ----        ---
        1st          $1.83       $0.67         $2.16      $1.50
        2nd          $1.83       $0.92         $1.96      $1.00
        3rd          $1.21       $1.09         $2.83      $1.66
        4th          $1.66       $1.25         $2.50      $0.22

     The Company has not paid cash dividends in the past and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

     As of September 25, 1998, there were 60 holders of record of the Company's Class A Common Stock and one holder of record of the Company's Class B Common Stock. There is no public trading market for the Class B Common Stock.

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

TRENDS AND RECENT EVENTS

Disposition of Healthcare Operations

     Prior to June 30, 1998, the Company provided outpatient, home health, and traditional acute, sub-acute and post-acute comprehensive rehabilitation services. Since the beginning of Fiscal 1997, and as a result of poor operating results and poor prospects for growth in their respective markets, the Company has sold or closed all of its healthcare operating assets. As of June 30, 1998, the Company's assets consisted almost exclusively of cash and accounts receivable.

     The termination of the Company's healthcare operations was completed during the fourth quarter of Fiscal 1998 after its Board of Directors approved the closure or disposition of its home health agencies in Colorado and Kansas and physical therapy clinics in Colorado. The closing and/or sale of such operations was substantially completed on June 30, 1998.

     Home health agencies have traditionally received Medicare reimbursements based on actual reasonable allowable costs subject to per visit limitations. As a result of regulations adopted by the Health Care Financing Administration ("HCFA"), effective July 1, 1998, such reimbursements were subject to new aggregate annual per-beneficiary limitations. The decision to close its healthcare operations was prompted by the receipt of Medicare's notice to the Company of the new per-beneficiary cost limits for each of its locations. These reimbursement amounts fell far below the Company's per-beneficiary operating expense. In order for the Company to decrease its operating losses and be able to retain as much capital as possible for its acquisition strategy, the Company decided to dispose of its healthcare operations.

     The estimated loss on the disposition of these facilities reflected in the Company's statements of operations for the year ended June 30, 1998 ("Fiscal 1998") includes the writedown of property and equipment to market value, the writeoff of goodwill, closedown expenses and the operating losses through the disposition date.

Recent Acquisition of Cambio Networks, Inc.

     On September 14, 1998, the Company acquired Cambio, pursuant to an Agreement and Plan of Merger, dated as of April 3, 1998, as amended by the Agreement of Amendment, dated as of July 27, 1998 (collectively, the "Agreement"). Under the terms of the Agreement, Cambio's shareholders received an aggregate 1,238,842 of shares of the Company's Class A Common Stock representing approximately 32.3% of the outstanding Class A and Class B Common Stock. From the date of the acquisition, the Company's operations consist solely of the operations of Cambio, a wholly-owned subsidiary of the Company.
Accordingly, the Company's historical results of operations will not be comparable to its future operating results.

Potential Ineligibility for Continued Listing on Nasdaq

     The Company's Class A Common Stock is currently quoted on the Nasdaq National Market. On February 23, 1998, the Nasdaq National Market adopted new quantitative and qualitative requirements, as set forth under NASD Marketplace Rule 4450, which issuers are required to meet in order to maintain their listings. The Company has been notified by Nasdaq that it does not comply with the public float and market value of public float requirements. On June 1, 1998,

Nasdaq issued a delisting letter identifying the review procedures available to the Company. The Company has appealed the delisting decision and a hearing was held on July 30, 1998. At such hearing, the Company requested that the Company's Class A Common Stock be quoted on the Nasdaq Small Cap Market. To be eligible for continued listing on the Nasdaq Small Cap Market, the Company must meet the following requirements: (i) a minimum bid price of $1.00 per share, and (ii) net tangible assets of at least $2,000,000, or (iii) a market capitalization of $35,000,000, or (iv) net income in at least two of the last three years of $500,000 and a public float of at least 500,000 shares with a market value of at least $1,000,000. As of the date of this Report, the Company meets the continued listing requirements for the Nasdaq SmallCap Market except for the minimum bid price. In addition, Nasdaq has indicated to the Company that it is considering whether the Company should be required to meet the initial listing requirements for the Nasdaq SmallCap Market because the nature of its business has changed. Such initial listing requirements are substantially more stringent than the requirements for continued listing and the Company will not be able to meet them. There can be no assurance that the Company will be able to meet the requirements for continued listing on the Nasdaq SmallCap Market with respect to the Company's Class A Common Stock. If the Company fails to maintain a Nasdaq National Market listing or fails to obtain a listing on the Nasdaq Small Cap Market, the Company's securities will likely be traded on the OTC Bulletin Board. As a result, the market value of the Company's Class A Common Stock would likely decline and stockholders likely would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's Class A Common Stock.

Forward-looking Statements

     In addition to the historical information contained herein, this Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, including risks and uncertainties set forth in this Form 10-KSB, that may cause actual results to differ materially. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

RESULTS OF CONTINUING OPERATIONS

For the Years ended June 30, 1998 and June 30, 1997

     General and administrative expenses from continuing operations of the Company consisted of general corporate administration expenses, costs associated with the Company's reporting and disclosure obligations as a public company, the collection of receivables, the monitoring and closing process of the healthcare operations, the search for alternative business strategies and similar items. These expenses were $1,207,000 and $1,782,000 for the years ended June 30, 1998 ("Fiscal 1998") and June 30, 1997 ("Fiscal 1997"), respectively. The decrease in such expenses from Fiscal 1997 to Fiscal 1998 was principally due to reductions in personnel and related costs as a result of the discontinuation of the Company's principal operations.

     Interest income in Fiscal 1998 and Fiscal 1997 was approximately $140,000 and $55,000, respectively. The increase in interest income in Fiscal 1998 from Fiscal 1997 is the result of higher cash balances attributable to the sale of various of the Company's operating facilities during the latter part of Fiscal 1997 and the beginning of Fiscal 1998. Interest income will likely decrease as cash is used to fund operating losses.

     As a result of the foregoing  factors,  the Company's loss from  continuing
operations  was  approximately   $1,067,000  in  Fiscal  1998,  as  compared  to
$1,727,000 in Fiscal 1997.

RESULTS OF DISCONTINUED OPERATIONS

Year ended June 30, 1998 compared to the Year ended June 30, 1997

     The Company's net operating revenues from discontinued operations decreased 67.4% to $6,797,000 for Fiscal 1998, as compared to $20,834,000 for the same period in the prior fiscal year. The decrease was due primarily to the sale of the Company's Georgia, Alaska, and Illinois operations during the second and third quarters of Fiscal 1997, the sale of the Company's Kansas and Florida operations during the first quarter of Fiscal 1998 and the closing of the Colorado operations during the fourth quarter of Fiscal 1998. See "Trends and Recent Events."

     Total operating expenses (excluding the (gain) loss on the sale of assets) from discontinued operations for Fiscal 1998 decreased 61.5% to $8,800,000 from $22,846,000, during the same period in the prior fiscal year. Salaries and employee benefits continued to be the primary component of the Company's expenses from discontinued operations. Salaries and employee benefits decreased 56.0% to $5,813,000 for Fiscal 1998, as compared to $13,222,000 for the same period in the prior fiscal year. Other expenses from discontinued operations primarily consisted of professional fees, purchased services, provision for doubtful accounts, rent expense and other expenses. For Fiscal 1998, the Company's other expenses from discontinued operations decreased 69.0% to $2,984,000, as compared to $9,624,000 for the same period in the prior fiscal year. The decrease resulted primarily from the sale of the Company's Georgia, Alaska, and Illinois operations during the second and third quarters of Fiscal 1997, the sale of the Company's Kansas and Florida operations during the first quarter of Fiscal 1998 and the closing of the Colorado operations during the fourth quarter of Fiscal 1998.

     The Company's results from discontinued operations for Fiscal 1998 include a net gain of $1,771,000 on the sales of its Kansas and Florida operations. The Company also recorded a charge of $1,563,000 for the disposal of its operations.

     As a result of the foregoing factors,  the Company's loss from discontinued
operations  was  approximately   $1,798,000  in  Fiscal  1998,  as  compared  to
$2,124,000 in Fiscal 1997.

     The Company reported a net loss for Fiscal 1998 of $2,865,000, as compared to a net loss of $3,851,000 for the same for the same period in the prior fiscal year.

     Basic and diluted loss per share was $1.00 for Fiscal 1998 as compared to a net loss of $1.33 per share for the same period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had working capital of $2,176,000, compared to working capital of $4,815,000 at June 30, 1997. The Company had cash and cash equivalents of $1,324,000 at June 30, 1998, as compared to $2,929,000 at June 30, 1997.

     During Fiscal 1998, the Company's operating activities used cash of $1,155,000, as compared to cash provided by operating activities of $488,000 during the same period in the prior fiscal year. The cash used for operating activities during Fiscal 1998 is primarily the result of the losses incurred by the discontinued healthcare operations.

     As of June 30, 1998, the Company had net operating loss carryforwards of approximately $8,500,000. Availability of the Company's net operating loss and carryforwards if not utilized will expire at various dates through the year 2013.

     Net patient accounts receivable, which excludes amounts due from intermediaries, was $954,373 at June 30, 1998, as compared to $4,278,756 at June 30, 1997. This decrease is primarily due to the sale of the Company's Georgia, Alaska, and Illinois operations during the second and third quarters of Fiscal 1997, the sale of the Company's Kansas and Florida operations during the first quarter of Fiscal 1998 and the closing of the Colorado operations during the fourth quarter of Fiscal 1998.

     The Company's amount due from Medicare intermediaries of $860,000 at June 30, 1998 includes amounts the Company anticipates that it will receive in connection with cost report settlements for its Colorado home health agencies and its final cost report for the Company's former Gardner, Kansas facility. Such amount also includes amounts the Company expects to receive upon regulatory approval of the Company's annual application for an exception from the routine cost limitation under the Medicare program for fiscal years 1992 through 1996 for its former Gardner, Kansas facility. Medicare reimbursement is generally based upon reasonable direct and indirect allowable costs incurred in providing services. There can be no assurance that the Company will collect in full the amounts it has requested or intends to request, nor can there be any assurance as to the timing of any such collection.

     On February 21, 1998, the Company's Board of Directors approved a stock repurchase program under which it could purchase up to an aggregate of ten percent (10%) of the outstanding shares of its Class A Common Stock. As of June 30, 1998, the Company had repurchased 301,797 shares of its Class A Common Stock for an aggregate price of $296,349.

     As of September 14, 1998, the date of the acquisition of Cambio Networks, Inc. by the Company, the Company had loaned Cambio $1,575,000 to fund its business activities prior to the closing. Such loans are evidenced by Secured Bridge Financing Notes bearing interest at 8% per annum.

     The Company has no current material commitments for capital expenditures. The Company also expects to make routine capital improvements to its facilities in the normal course of business.

     The Company's current operations are cash flow negative and as of June 30, 1998, the Company had working capital of $2,176,000. The Company has only a limited amount of working capital. Although the Company's management believes that its expected funds from discontinued operations and currently available working capital will be sufficient to meet its forecasted short-term cash commitments, in the future, the Company will need additional capital to fund its new operations resulting from the Cambio acquisition. There can be no assurance that capital will be available, or that, if available, it can be obtained on terms favorable to the Company. If adequate funds are not available, the Company's liquidity could be impaired, which would have a material adverse effect on its business.

     Inflation in recent years has not had a significant effect on the Company's business and is not expected to adversely effect the Company in the future unless the current rate of inflation increases significantly.

Other Factors That May Affect Future Operating Results

     Accumulated Deficits; Uncertain Profitability. On September 14, 1998, the Company acquired Cambio. Subsequent to that date, the Company's operations will consist solely of the operations of Cambio. Cambio has incurred significant net losses since its inception, and had an accumulated deficit of approximately $26,998,000 at June 30, 1998. Cambio incurred net losses of $7,466,000 and $3,175,000 on net revenues of $7,232,000 and $5,515,000 for the years ended
December 31, 1996 and 1997, respectively. There can be no assurance that the Company will be profitable in any future period. The Company's business will also subject to the risks inherent in the operation of a new business enterprise, and there can be no assurance it will be able to successfully address such risks.

     Fluctuating Operating Results. Factors that may contribute to future fluctuations in the Company's quarterly and annual operating results include, but are not limited to: (i) development and introduction of new operating systems and new product development expenses; (ii) introduction or enhancement of products by the Company; (iii) changes in pricing policies of the Company or its competitors; (iv) increased competition; (v) technological changes in computer systems and environments; (vi) the ability of the Company to timely develop, introduce and market new products; (vii) quality control of products sold; (viii) market readiness to deploy systems management products for distributed computing environments; (ix) market acceptance of new products and product enhancements; (x) customer order deferrals in anticipation of new products and product enhancements; (xi) the Company's success in expanding its sales and marketing programs; (xii) personnel changes; (xiii) foreign currency exchange rates; (xiv) mix of products sold; (xv) acquisition costs; and (xvi) general economic conditions.

     Intense Competition. The markets in which the Company competes are intensely competitive, highly fragmented and rapidly changing. In order to compete effectively, the Company will have to enhance current products, enhance the operability of its products with one another and develop new products in a timely fashion.

     The  Company   anticipates   continued   growth  in   competition   in  the
telecommunications industry and consequently, the entrance of new competitors into the software systems market in the future. To maintain and improve its competitive position, the Company must continue to develop and introduce, in a timely and cost-effective manner, new product sets, new product features and services and support that keep the Company competitive with its competitors. The principal competitive factors in the Company's market are quality, performance, price, customer support and training, business reputation, and product attributes such as scalability, compatibility, functionality and acceptance. In addition, the Company competes with a number of companies that have substantially greater financial, technical, sales, marketing and other resources as well as greater name recognition than the Company. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products and services than can the Company. There can be no assurance that the Company will be able to compete successfully with its existing competitors or with new competitors.

     Risks Associated With International Operations. Historically, international revenues (from sales outside the United States and Canada) have accounted for a significant amount of Cambio's total revenues. The Company believes that its success depends upon continued expansion of its international operations. The Company currently has sales and service offices in the United Kingdom and Egypt. International expansion may require the Company to establish additional foreign offices, hire additional personnel and recruit additional international resellers. This may require significant management attention and financial resources and could adversely affect the Company's operating margins. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products.

     International operations subject the Company to a number of risks inherent in developing products for sale outside of the United States, including the potential loss of developed technology, imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, difficulties in managing international operations, cultural differences in the conduct of business, longer accounts receivable payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements and royalty and withholding taxes that restrict the repatriation of earnings, tariffs and other trade barriers, the burden of complying with a wide variety of foreign laws, and the risk of foreign currency translation gains and losses. There can be no assurance that any of the factors described herein will not have a material adverse effect on the Company's future international sales and operations and, consequently, its business, operating results and financial condition.

     Reliance on Significant Customers. Historically, Cambio has generated a significant portion of its total revenues from a limited number of customers, some of which have exceeded 10% of revenues. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter based on these customers' requirements and the timing of their orders. Although the Company believes it has good relationships with its largest customers and has in the past received a substantial portion of its revenues from repeat business with established customers, none of the Company's major customers has any obligation to purchase additional products or services, and these customers generally have acquired fully-paid licenses to their installed systems. Therefore, there can be no assurance that any of the Company's major customers will continue to purchase new systems, systems enhancements and services in amounts similar to previous years. A reduction, delay or cancellation in orders from any of its major customers would have a material adverse effect on the Company's results of operations and financial condition. In addition, the acquisition by a third party of one of the Company's major customers could result in the loss of that customer and have a material adverse effect on the Company's results of operations and financial condition.

     Rapid Technological Change and Requirement for Frequent Product Transitions. The market for the Company's products is intensely competitive, highly fragmented and characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render the
Company's existing products obsolete and unmarketable. As a result, the Company's success depends upon its ability to continue to enhance existing products, respond to changing customer requirements and develop and introduce in a timely manner, new products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, product operability and support across distributed and changing heterogeneous hardware platforms, operating systems, relational databases and networks. There can be no assurance that the Company's products will achieve market acceptance or will adequately address the changing needs of the marketplace or that the Company will be successful in developing and marketing enhancements to its existing products or new products incorporating new technology on a timely basis. The Company has in the past experienced delays in product development, and there can be no assurance that the Company will not experience further delays in connection with its current product development or future development activities. If the Company is unable to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected. Because the Company has limited resources, the Company must restrict its product development efforts and its porting efforts to a relatively small number of products and operating systems. There can be no assurance that these efforts will be successful or, even if successful, that any resulting products or operating systems will achieve market acceptance.

     Year 2000 Compliance. The Company is currently evaluating the potential impact of the Year 2000 difficulties on the processing of date-sensitive information by the Company's computerized information system. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, the costs of addressing the potential problems are not currently expected to have a material adverse effect on the Company's financial position, liquidity or results of operations in future periods. Although most of the software currently offered by the Company is either designed to be Year 2000 complaint or has been upgraded to be Year 2000 complaint, the Company still offers some software which is not Year 2000 complaint. The Company anticipates these software products to be Year 2000 complaint by the end of 1998. However, if the Company, or its customers or vendors, are unable to resolve such processing issues in a timely manner, it could pose a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

ITEM 7.  FINANCIAL STATEMENTS

     Reference is made to the Consolidated Balance Sheet, Consolidated Statements of Operations, Consolidated Statement of Stockholders' Equity and Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements, and Report of Independent Certified Public Accountants attached to this Form 10-KSB. See page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information with respect to officers and directors of the Company is incorporated by reference from the information under the caption "Directors and Executive Officers of the Registrant" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

     Incorporated by reference from information under the caption "Executive Compensation" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information under the caption "Certain Transactions" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     2.1  Agreement  and Plan of  Merger,  dated  April  3,  1998,  between  the
          Registrant,  Cambio's  majority  shareholders  and  Cambio,  filed  as
          Exhibit 2.1 to the Registrant's current report on Form 8-K dated April 22, 1998 and incorporated herein by reference.

     2.2 Agreement of Amendment, dated July 27, 1998, between the Registrant, Cambio's majority shareholders and Cambio, filed as Annex A to the Registrant's Joint Information/Consent Solicitation Statement on
          Schedule 14C dated August 14, 1998 and incorporated herein by reference.

     2.3  Secured  Bridge  Financial  Note  dated  April 3,  1998,  between  the
          Registrant and Cambio, filed as Exhibit 2.2 to the Registrant's current report on Form 8-K dated April 22, 1998 and incorporated herein by reference.

     3.1 Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Commission File No. 33-44197) (the "Registration Statement") and incorporated herein by reference.

     3.2 Certificate of Amendment of Restated Certificate of Incorporation filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.

     3.3 Amended and Restated By-Laws of the Company, filed as Exhibit 3.2 to the Registration Statement and incorporated herein by reference.

     10.1 1994 Stock Incentive Plan of the Company filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

     21.1 Subsidiaries of the Company.

     23.1 Consent of Grant Thornton LLP (see page 18 of this Form 10-KSB).

     23.2 Consent of Arthur Andersen LLP (see page 19 of this Form 10-KSB).

     24.1 Power of Attorney (see Page 17 of this Form 10-KSB).

     27.1 Financial Data Schedule.

(b)  Reports on Form 8-K:

          On April 22, 1998, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting under item 5 that on April 3, 1998 it executed an Agreement and Plan of Merger for the acquisition of Cambio Networks, Inc.

          On June 5, 1998, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting under item 5 that on May 26, 1998 its Board of Directors approved the disposition of all of its remaining operating healthcare businesses.

          On August 10, 1998, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting under item 4 that on August 6, 1998 its Board of Directors changed form using Arthur Andersen LLP as its principal independent accountant and appointed Grant Thornton LLP as its new independent accountant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:    September 25, 1998               MEADOWBROOK REHABILITATION GROUP, INC.

                                          By       /s/ HARVEY WM. GLASSER, M.D.
                                                   Harvey Wm. Glasser, M.D.
                                                   Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints HARVEY WM. GLASSER, M.D. his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof..

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                    Title                          Date

/s/ HARVEY WM.GLASSER, M.D.   Chairman of the Board, Chief    September 25, 1998
---------------------------   Executive Officer (Principal
Harvey Wm. Glasser, M.D.      Executive Officer)


/s/ ALI AL-DAHWI              President and Chief Operating   September 25, 1998
--------------------------    Officer
Ali Al-Dahwi

/s/ WM. SAMUEL VEAZEY         Vice President of Finance,      September 25, 1998
--------------------------    Chief Financial Officer,
Wm. Samuel Veazey             Treasurer and Secretary
                              (Principal Accounting and
                              Principal Financial Officer)

/s/ ROBERT RUSH               Director                        September 25, 1998
-------------------------
Robert Rush

/s/ JOHN MCCRACKEN            Director                        September 25, 1998
-------------------------
John McCracken

/s/ PHILIP CHAPMAN            Director                        September 25, 1998
-------------------------
Philip Chapman

/s/ GARI GRIMM                Director                        September 25, 1998
-------------------------
Gari Grimm

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     We hereby consent to the incorporation by reference of our report included in this Form 10-KSB into the Company's previously filed Registration Statement on Form S-8 (File No. 33-50772).


GRANT THORNTON LLP

San Jose, California
September 4, 1998

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-KSB into the Company's previously filed Registration Statement File No. 33-50772.


                                                             ARTHUR ANDERSEN LLP

San Francisco, California
September 25, 1998

                                 C O N T E N T S


                                                                            Page

Reports of Independent Certified Public Accountants.........................F-2

Consolidated Balance Sheet..................................................F-4

Consolidated Statements of Operations.......................................F-5

Consolidated Statement of Stockholders' Equity..............................F-6

Consolidated Statements of Cash Flows.......................................F-7

Notes to Consolidated Financial Statements..................................F-8

               Report of Independent Certified Public Accountants



To the Stockholders of
Meadowbrook Rehabilitation Group, Inc.

We have audited the accompanying consolidated balance sheet of Meadowbrook Rehabilitation Group, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1998, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meadowbrook Rehabilitation Group, Inc. and subsidiaries as of June 30, 1998, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


GRANT THORNTON LLP

San Jose, California
September 4, 1998, except for Note 7 as to which the date is September 14, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders of
Meadowbrook Rehabilitation Group, Inc.:

We have audited the consolidated statements of operations, stockholders' equity and cash flows of Meadowbrook Rehabilitation Group, Inc. (a Delaware corporation) and subsidiaries for the year ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Meadowbrook Rehabilitation Group, Inc. and subsidiaries as of June 30, 1997, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP

San Francisco, California
September 5, 1997 (except with respect to the presentation of discontinued operations as discussed in Note 1, as to which the date is September 4, 1998)

             Meadowbrook Rehabilitation Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                  June 30, 1998



                                     ASSETS

Current assets
    Cash and cash equivalents ..................................   $  1,324,000
    Restricted cash ............................................        302,000
    Net assets of discontinued operations (net receivables
          and other assets of $2,319,000 less liabilities
          and estimated accrued disposal costs of $1,517,000) ..        802,000
                                                                   ------------
                 Total current assets ..........................      2,428,000

Property and equipment, net ....................................         23,000

Other receivables ..............................................        875,000
                                                                   ------------

                 Total assets ..................................   $  3,326,000
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Short-term borrowings and notes payable ....................   $    163,000
    Accounts payable and accrued liabilities ...................         89,000
                                                                   ------------
                 Total current liabilities .....................        252,000

Stockholders' equity
    Common stock, $.01 par value -
       Class A; 22,500,000 shares authorized; 1,434,069
          shares issued and outstanding ........................         14,000
       Class B; 7,500,000 shares authorized; 1,159,500
          shares issued and outstanding ........................         12,000
    Paid-in capital ............................................     17,605,000
    Accumulated deficit ........................................    (14,557,000)
                                                                   ------------
                 Total stockholders' equity ....................      3,074,000
                                                                   ------------

                 Total liabilities and stockholders' equity ....   $  3,326,000
                                                                   ============

             Meadowbrook Rehabilitation Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           For the years ended June 30



                                                                            1998           1997
                                                                        -----------    -----------

Continuing operations
    General and administrative expense ..............................   $(1,207,000)   $(1,782,000)
    Interest income .................................................       140,000         55,000
                                                                        -----------    -----------

                 Loss from continuing operations ....................    (1,067,000)    (1,727,000)

Discontinued operations
    Loss on disposal of discontinued businesses .....................    (1,563,000)          --
    Loss from operations of discontinued businesses .................      (235,000)    (2,124,000)
                                                                        -----------    -----------

                 Loss from discontinued operations ..................    (1,798,000)    (2,124,000)
                                                                        -----------    -----------

                 NET LOSS ...........................................   $(2,865,000)   $(3,851,000)
                                                                        ===========    ===========

Basic and diluted net loss per common share - continuing operations .   $     (0.37)   $     (0.60)
Basic and diluted net loss per common share - discontinued operations   $     (0.63)   $     (0.73)
                                                                        -----------    -----------
Basic and diluted net loss per common share .........................   $     (1.00)   $     (1.33)
                                                                        ===========    ===========

Weighted average shares outstanding .................................     2,851,893      2,895,366
                                                                        ===========    ===========



             Meadowbrook Rehabilitation Group, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   For the years ended June 30, 1997 and 1998


                                                                                                                            Total
                                      Class A                       Class B               Paid-in        Accumulated   Stockholders'
                               Shares         Amount         Shares         Amount        Capital          Deficit         Equity
                           ------------    ------------   ------------   ------------  -------------    ------------   ------------

Balance, July 1, 1996 ..      1,735,866    $     17,000      1,159,500   $     12,000   $ 17,898,000    $ (7,841,000)  $ 10,086,000

    Net loss ...........           --              --             --             --             --        (3,851,000)    (3,851,000)
                           ------------    ------------   ------------   ------------   ------------    ------------   ------------

Balance, June 30, 1997 .      1,735,866          17,000      1,159,500         12,000     17,898,000     (11,692,000)     6,235,000

    Net loss ...........           --              --             --             --             --        (2,865,000)    (2,865,000)

    Redemption of shares       (301,797)         (3,000)          --             --         (293,000)           --         (296,000)
                           ------------    ------------   ------------   ------------   ------------    ------------   ------------

Balance, June 30, 1998 .      1,434,069    $     14,000      1,159,500   $     12,000   $ 17,605,000    $(14,557,000)  $  3,074,000
                           ============    ============   ============   ============   ============    ============   ============


             Meadowbrook Rehabilitation Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          For the years ended June 30,


                                                                          1998           1997
                                                                      ------------  -------------
Cash flows from operating activities:
    Net loss ......................................................   $(2,865,000)   $(3,851,000)
       Adjustments to reconcile net loss to cash provided (used) by operations:
         Loss from discontinued operations ........................     1,798,000      2,124,000
         Changes in assets and liabilities:
           Net assets of discontinued operations ..................    (1,397,000)       958,000
           Accounts payable and accrued liabilities ...............       (43,000)       133,000
                                                                      -----------    -----------
              Net cash provided (used) by operations ..............    (2,507,000)      (636,000)

Cash flows from investing activities:
    Additions to property and equipment ...........................          --         (231,000)
    Discontinued operations, net ..................................     1,352,000      1,124,000
                                                                      -----------    -----------
              Net cash provided by investing activities ...........     1,352,000        893,000

Cash flows from financing activities:
    Short-term borrowings .........................................          --          517,000
    Payments of short-term borrowings .............................      (143,000)    (1,263,000)
    Payments of long-term borrowings ..............................       (35,000)          --
    Decrease in cash deposited to secure a loan ...................        24,000         32,000
    Payments to minority shareholders .............................          --          (53,000)
    Common stock redemptions ......................................      (296,000)          --
                                                                      -----------    -----------
              Net cash used by financing activities ...............      (450,000)      (767,000)
                                                                      -----------    -----------

              Net decrease in cash and cash equivalents ...........    (1,605,000)      (510,000)

Cash and cash equivalents, beginning of year ......................     2,929,000      3,439,000
                                                                      -----------    -----------

Cash and cash equivalents, end of year ............................   $ 1,324,000    $ 2,929,000
                                                                      ===========    ===========

Supplemental disclosure of cash flow information:
    Interest paid .................................................   $    19,000    $    59,000
    Income taxes paid .............................................        10,000         21,000


             Meadowbrook Rehabilitation Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1997 and 1998



NOTE 1 - ORGANIZATION AND OPERATIONS

     Meadowbrook Rehabilitation Group, Inc. ("Meadowbrook") and its subsidiaries (collectively, the "Company") have undergone significant operating changes in fiscal years 1997 and 1998. As of June 30, 1998, the Company has closed or is in the process of closing all of its operating facilities. The Company previously provided outpatient rehabilitation services and acute and sub-acute care in several states.

     After considering continued losses and a diminishing market for the Company's services, the Company's Board of Directors decided in the fourth quarter of fiscal 1998 to close the Company's remaining operations. Previously, several of the Company's service locations and units had been sold or otherwise disposed. All operations had substantially ceased as of June 30, 1998. The Company's administrative operations are continuing to pursue the collection of receivables, monitor the closing process and seek alternative business strategies.

     In connection with the decision to close, the Company recorded a charge relating to the disposal of the discontinued operations of $1,563,000. This charge includes the estimated losses on disposal, write-off of tangible and intangible assets, and accrual for termination benefits and other closing costs. Prior to the decision to discontinue the operations, several facilities were sold, resulting in a net gain of $1,771,000 for the year ended June 30, 1998. These facilities were sold for cash and notes amounting to $2,126,000. Prior years' consolidated financial statements and notes have been restated to reflect the discontinued operations.

     At June 30, 1998, net assets of discontinued operations consist of the following:

       Receivables............................................. $   2,166,000
       Other current assets....................................       153,000
       Trade Payables and accrued liabilities..................      (379,000)
       Estimated accrued disposal costs........................    (1,138,000)
                                                                -------------

                                                                $     802,000
                                                                =============

     Results of discontinued operations for 1998 and 1997 are as follows:

                                                   1998                1997
                                               ------------        ------------
     Net revenues ...........................  $  6,797,000        $ 20,834,000
     Net expenses ...........................    (7,032,000)        (22,958,000)
                                               ------------        ------------
     Net loss from operations of
          discontinued businesses ............ $   (235,000)       $ (2,124,000)
                                               ============        ============

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation
     -------------
     The consolidated  financial  statements include the accounts of Meadowbrook
     and  its   subsidiaries.   All   significant   intercompany   accounts  and
     transactions have been eliminated.

     Cash, Cash Equivalents and Restricted Cash
     ------------------------------------------
     The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Restricted cash represents amounts held by the financial institution as security on the Company's credit facility and third party debt guaranteed by the Company. The Company retains a security interest in certain real property for this guarantee.

             Meadowbrook Rehabilitation Group, Inc. and Subsidiaries

                             June 30, 1997 and 1998



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Revenue Recognition and Receivables
     -----------------------------------
     Payments for services rendered to private payors and patients covered by commercial insurance were generally negotiated at amounts lower than standard rates. Payments for services rendered to patients covered by Medicare and Medicaid were generally at lower than standard rates. Allowances were recorded to reflect the difference between standard rates and expected reimbursement, so that patient accounts receivable were recorded net of estimated discounts.

     The Company recorded additional allowances for uncollectible receivables that reflected the best judgment of management as to the ultimate collectibility of accounts receivable. As of June 30, 1998, the allowance for uncollectible accounts amounted to $843,000. However, the nature of the reimbursement process, as well as the sale and closure of the Company's facilities, makes these judgments difficult and actual reimbursement could vary significantly from these estimates.

     Final determination of amounts receivable or payable under the Medicare and Medicaid programs is subject to audit or review by the respective administrative agencies. Provisions have been recorded for estimated adjustments.

     Furniture and Equipment and Depreciation
     ----------------------------------------
     Furniture and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method based on estimated useful lives that range from 3 to 15 years. All leasehold improvements were written off in connection with discontinued operations.

     Goodwill and Other Intangible Assets
     ------------------------------------
     Goodwill and other intangible assets were recorded in connection with acquisitions made in prior years. These amounts were written off in connection with discontinued operations.

     Fair Value of Financial Instruments
     -----------------------------------
     The fair value of cash, accounts receivable and trade payables approximate carrying value due to the short term nature of such instruments. The fair value of obligations to financial institutions approximates carrying value based on terms available for similar instruments. The fair value of notes payable to individuals is not determinable.

     Recent Accounting Pronouncements
     --------------------------------
     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive
     Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. The disclosure prescribed by SFAS No. 130 must be made beginning with the first quarter of 1999. The Company does not expect this pronouncement to have any effect on its financial reporting.

             Meadowbrook Rehabilitation Group, Inc. and Subsidiaries

                             June 30, 1997 and 1998



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     The FASB also has issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the effect, if any, of adopting this new standard. The disclosures prescribed by SFAS No. 131 will be effective for the year ending June 30, 1999.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 3 - SHORT-TERM BORROWINGS AND NOTES PAYABLE

     The Company has notes payable of $163,000 of which $30,000 relates to borrowings from a bank under a credit facility. These notes are payable in varying installments at an average interest rate of 8.6%.

NOTE 4 - STOCKHOLDERS' EQUITY

     Common Stock
     ------------
     The Company has Class A and Class B Common Stock. Class A Common Stock includes the same rights as Class B Common Stock in all respects except for the following:

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

             Meadowbrook Rehabilitation Group, Inc. and Subsidiaries

                             June 30, 1997 and 1998


NOTE 4 - STOCKHOLDERS' EQUITY (continued)

     Stock Dividend
     --------------

     In April 1998, the Company effected a three for two stock split paid as a dividend in the form of shares at the rate of one share for every two shares of stock owned at the date of reward. The Company has retroactively reflected the stock dividend in the financial statements for all periods presented.

     Stock Plan
     ----------
     The 1994 Stock Incentive Plan (the "Plan") provided for the grant of incentive stock options. Options granted under the Plan generally vest within three years and terminate ten years from the date of grant.

     Stock option activity is summarized as follows:

                                                             Weighted
                                                             Average
                                                             Exercise
                                                              Price
                                               Shares       Per Share
                                            -----------    -----------
          Balance at June 30, 1996 ........     230,000    $      4.31
              Granted......................      10,000           1.25
              Exercised....................           -              -
              Cancelled ...................    (100,000)          3.32
                                            -----------    -----------

          Balance at June 30, 1997.........     140,000           5.02
              Granted......................       5,000           1.96
              Exercised....................           -              -
              Cancelled ...................    (115,000)          3.87
                                            ------------   -----------

          Balance at June 30, 1998.........      30,000    $      2.73
                                            ===========    ===========

     The following table summarizes information about stock options outstanding as of June 30, 1998:

                                              Weighted
                                 Weighted     Average                   Weighted
    Range of                      Average     Remaining                  Average
    Exercise         Number       Exercise   Contractual     Number     Exercise
     Price        Outstanding      Price         Term      Exercisable    Price
     -----        -----------      -----         ----      -----------    -----
  $1.33 - $4.25      30,000        $2.73          8          22,500       $3.04

             Meadowbrook Rehabilitation Group, Inc. and Subsidiaries

                             June 30, 1997 and 1998


NOTE 4 - STOCKHOLDERS' EQUITY (continued)

     The   following   table   depicts  the  Company's  pro  forma  results  had
     compensation expense for employee stock options been determined based on the fair value at the grant dates as prescribed in SFAS No. 123:

                                                       1998             1997
                                                  --------------   -------------
     Net loss applicable to common shareholders
         As reported............................  $ (2,865,000)    $ (3,851,000)
         Pro forma .............................    (2,875,000)      (3,863,000)
     Basic and diluted net loss per share
         As reported............................  $      (1.00)    $      (1.33)
         Pro forma .............................         (1.01)           (1.33)

     The fair value of each option grant was determined using the Black-Scholes model. The weighted average fair value of options granted to employees was $1.83 and $2.88 for 1997 and 1998, respectively. The following weighted average assumptions were used to perform the calculations: expected life of 5 years; interest rate of 6%; volatility of 200%; and no dividend yield. The pro forma disclosures above may not be representative of pro forma effects on reported financial results for future years.


NOTE 5 - INCOME TAXES

     The Company provides for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109 deferred taxes are provided using an asset and liability method using current tax rates. A valuation allowance is recorded when, in the opinion of management, realization of the net asset is not probable. The Company increased the valuation allowance by $1,203,000 and $928,000 in 1998 and 1997. No provision for taxes was made in 1997 or 1998 due to the losses in each year.

     The following table reconciles the differences between the effective tax rate and the federal statutory rate:

                                                           1998          1997
                                                       ----------     ---------
       Federal statutory rate.........................    (34.0)%        (34.0)%
       State taxes, net of federal effects............     (5.0)          (3.0)
       Permanent differences..........................      -             16.0
       Net operating losses...........................     39.0           24.0
       Other..........................................      -             (3.0)
                                                      ----------      ---------

                                                            -   %         -    %
                                                      ==========     ==========

             Meadowbrook Rehabilitation Group, Inc. and Subsidiaries

                             June 30, 1997 and 1998


NOTE 5 - INCOME TAXES (continued)

     Deferred income taxes are comprised of the following at June 30, 1998:

       Accruals not currently deductible.................... $  676,000
       Tax loss carry forwards..............................  3,322,000
                                                             ----------
       Net deferred income tax assets.......................  3,998,000
       Less valuation allowance............................. (3,998,000)
                                                             ----------
          Net deferred income tax asset..................... $       --
                                                             ==========

     At June 30, 1998, the Company has net tax loss carry forwards of approximately $8,500,000 available to offset future federal taxable income. These losses expire on various dates through June 2013.


NOTE 6 - RELATED PARTY TRANSACTIONS

     In prior years, the Company entered into certain transactions with parties that are related by common ownership or control. The Company has leased in the past certain facilities from the majority stockholder of the Company. Rental expense on these leases was $30,000 and $382,000 for 1998 and 1997. As of June 30, 1998, no related party leases exist.


NOTE 7 - BUSINESS ACQUISITIONS

     On September 14, 1998, the Company acquired all of the outstanding shares of stock of Cambio, Inc. ("Cambio"), a software development company in exchange for 32.3% of the outstanding Meadowbrook shares. This acquisition will be accounted for as a purchase.

     Cambio provides products and services that provide network documentation, network inventory and equipment provisioning functions for large enterprise networks and telecommunication enterprise networks. Cambio's products and services are designed to enhance network operations support and reduce network-related costs associated with a variety of business needs including network changes, relocations, mergers and acquisitions, network outsourcing, backup and disaster recovery planning. Network documentation is an essential corporate information system that allows network support professionals to create, maintain and access a centralized model of the entire network, its components and their relationships. Cambio also provides a broad range of network integration, consulting, training and implementation services and Year 2000 solutions.

     At June 30, 1998, the Company had advanced to Cambio $875,000 for working capital purposes. This amount is shown in the balance sheet as Other Receivables.