Form 10KSB/A
period 1998-06-30
MEADOWBROOK REHABILITATION GROUP INC
filed 1998-10-15
CIK 852164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                  FORM 10-KSB/A
            (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares of Class A Common Stock outstanding on September 25, 1998 was 2,672,911. The number of shares of Class B Common Stock outstanding on September 25, 1998 was 1,159,500.

     Part III of this Form 10-KSB/A incorporates by reference information from the Registrant's proxy statement with respect to the 1998 Annual Meeting of Stockholders.

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