Form 10QSB
period 1998-09-30
CAMBIO INC
filed 1998-11-13
CIK 852164

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MarkOne) [X]  QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE  SECURITIES
               EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998

                                       OR

                    [ ] TRANSITION REPORT UNDER SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF
                     1934 For the transition period from to

                         Commission File Number 0-19726


                                  CAMBIO, INC.
        (Exact name of small business issuer as specified in its charter)


                 Delaware                            94-3022377
      (State or other jurisdiction                (I.R.S. Employer
    of incorporation or organization)          Identification Number)


                         2000 Powell Street, Suite 1203
                          Emeryville, California 94608
                    (Address of principal executive offices)


                                 (510) 420-0900
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 12, 1998, 2,672,911 shares of Class A Common Stock and 1,159,500 shares of Class B Common Stock were outstanding.

                                  CAMBIO, INC.

                                   Form 10-QSB


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
Part I.     Financial Information

            Item 1.     Financial Statements

                        Consolidated Balance
                        Sheet as of September 30, 1998                       1

                        Consolidated Statements of
                        Operations for the three months
                        ended September 30, 1998 and 1997                    2

                        Consolidated Statements of
                        Cash Flows for the three months
                        ended September 30, 1998 and 1997                    3

                        Notes to Financial Statements                        4

            Item 2.     Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations                         6 - 10

Part II.    Other Information and Signatures                             12 - 13

                                  CAMBIO, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1998
                                   (Unaudited)

                                     ASSETS
Current assets:
Cash and cash equivalents .....................................    $    289,000
Restricted cash ...............................................         171,000
Accounts receivable - net of allowance
  for doubtful accounts of $230,000 ...........................         198,000
Prepaids and deposits .........................................          83,000
Net assets of discontinued operations (net
 receivables and other assets of $1,842,000
 less liabilities and estimated accrued
 disposal costs of $1,295,000) ................................         547,000
                                                                   ------------
     Total current assets .....................................       1,288,000

Property and equipment, net ...................................         188,000

Other assets:
 Goodwill .....................................................       4,769,000
                                                                   ------------
     Total assets .............................................    $  6,245,000
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings and notes payable ......................    $    521,000
 Accounts payable - trade .....................................       1,350,000
 Accrued expenses .............................................         167,000
 Deferred revenue and customer deposits .......................         216,000
                                                                   ------------

     Total current liabilities ................................       2,254,000

Long term obligations .........................................       1,008,000

Stockholders' equity:
 Common stock: $0.01 par value -
  Class A; 22,500,000 shares authorized; 2,672,911
   shares issued and outstanding ..............................          26,000
  Class B; 7,500,000  shares  authorized;
   1,159,500 shares  issued and outstanding ...................          12,000
 Paid in capital ..............................................      18,212,000
 Accumulated deficit ..........................................     (15,267,000)
      Total stockholders' equity ..............................       2,983,000
                                                                   ------------
      Total liabilities and stockholders' equity ..............    $  6,245,000
                                                                   ============


         The accompanying notes are an integral part of this statement

                                  CAMBIO, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                            Three Months Ended
                                                              September 30,
                                                            1998         1997
                                                            ----         ----
Net revenue ..........................................   $ 120,000    $    --
Cost of sales ........................................      10,000         --
                                                         ---------    ---------

     Gross profit ....................................     110,000         --

Selling, general and administrative expenses .........     637,000      152,000
Research and development expense .....................      75,000         --
Depreciation and amortization ........................     100,000       12,000
                                                         ---------    ---------
     Loss from operations ............................    (702,000)    (164,000)
                                                         ---------    ---------
Other income (expense):
 Interest and other income ...........................        --         40,000
 Interest expense ....................................      (7,000)      (9,000)
                                                         ---------    ---------
     Total other income (expense) ....................      (7,000)      31,000
                                                         ---------    ---------
     Loss before discontinued operations .............    (709,000)    (133,000)

     Income from operations of discontinued businesses        --        802,000
                                                         ---------    ---------
     Net income (loss) ...............................   $(709,000)   $ 669,000
                                                         =========    =========
Basic and diluted net (loss) per common share
  - continuing operations ............................   $   (0.25)   $   (0.05)

Basic and diluted net income per common share
  - discontinued operations ..........................   $    --      $    0.28
                                                         ---------    ---------
Basic and diluted net income (loss) per common
  share ..............................................   $   (0.25)   $    0.23
                                                         =========    =========
Weighted average shares outstanding ..................   2,795,554    2,895,366
                                                         =========    =========


        The accompanying notes are an integral part of these statements

                                  CAMBIO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                           Three Months Ended
                                                              September 30,
                                                           1998           1997
                                                           ----           ----
Cash flows from operating activities:
  Net income (loss) ..............................   $  (709,000)   $   669,000
  Adjustments to reconcile net income (loss) to
   cash provided (used) by operations:
    Income from discontinued operations ..........          --         (802,000)
    Depreciation and amortization ................       100,000         88,000
    Changes in operating assets and liabilities:
     Net assets of discontinued operations .......       255,000        593,000
     Accounts receivable .........................        61,000           --
     Prepaids and deposits .......................        (6,000)          --
     Accounts payable and accrued expenses .......       (79,000)        (3,000)
     Deferred revenue and prepaid deposits .......        (9,000)          --
                                                     -----------    -----------
      Net cash provided (used) by operating
       activities ................................      (387,000)       545,000
                                                     -----------    -----------
Cash flows from investing activities:
  Capital expenditures ...........................        (7,000)          --
  Cash advance to acquired company ...............      (638,000)          --
  Costs related to acquisition ...................      (100,000)          --
  Discontinued operations, net ...................          --          722,000
                                                     -----------    -----------

      Net cash provided (used) by investing
       activities ................................      (745,000)       722,000
                                                     -----------    -----------
Cash flows from financing activities:
 Short-term borrowings ...........................       (42,000)        16,000
 Long-term borrowings ............................         8,000           --
 Decrease in restricted cash .....................       131,000          5,000
                                                     -----------    -----------
      Net cash provided by financing activities ..        97,000         21,000
                                                     -----------    -----------
      Net change in cash and cash equivalents ....    (1,035,000)     1,288,000

      Cash and cash equivalents at beginning of
       the period ................................     1,324,000      2,929,000
                                                     -----------    -----------
      Cash and cash equivalents at end of
       the period ................................   $   289,000    $ 4,217,000
                                                     ===========    ===========

Supplemental  disclosure of cash flow
 information:
  Cash paid during the period for:
    Interest .....................................   $     2,000    $    45,000
    Income taxes .................................         9,000         17,000

Supplemental disclosure of noncash investing
 and financing activities:
  Purchase of Cambio Networks, Inc. ..............
    Common stock issued to sellers ...............   $   619,000
    Liabilities assumed ..........................     4,658,000
    Acquisition costs ............................       100,000
                                                     -----------
      Assets acquired (including goodwill
       of $4,875,000) ............................   $ 5,377,000
                                                     ===========


        The accompanying notes are an integral part of these statements

                                  CAMBIO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying consolidated condensed financial statements of the Company for the three months ended September 30, 1998 and 1997 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998 previously filed with the Securities and Exchange Commission.

2. Cambio, Inc., formerly Meadowbrook Rehabilitation Group, Inc. and its subsidiaries (collectively, the "Company") have undergone significant operating changes in fiscal years 1997 and 1998. As of June 30, 1998, the Company had closed or was in the process of closing all of its operating facilities. The Company previously provided outpatient rehabilitation services and acute and sub-acute care in several states.

     After considering continued losses and a diminishing market for the Company's services, the Company's Board of Directors decided in the fourth quarter of fiscal 1998 to close the Company's remaining operations. Previously, several of the Company's service locations and units had been sold or otherwise disposed. All operations had substantially ceased as of June 30, 1998. The Company's administrative operations are continuing to pursue the collection of receivables and to monitor the closing process.

     In connection with the decision to close, the Company recorded a charge relating to the disposal of the discontinued operations of $1,563,000. This charge includes the estimated losses on disposal, write-off of tangible and intangible assets, and accrual for termination benefits and other closing costs. Prior to the decision to discontinue the operations, several facilities were sold, resulting in a net gain of $1,771,000 for the year ended June 30, 1998. These facilities were sold for cash and notes amounting to $2,126,000. Prior years' consolidated financial statements and notes were restated to reflect the discontinued operations.

     At September 30, 1998, net assets of discontinued operations consist of the following:

           Receivables                                 $1,764,000
           Other current assets                            78,000
           Trade Payables, accrued liabilities
           and estimated accrued disposal costs        (1,295,000)
                                                       -----------
                                                       $  547,000
                                                       ===========

     Results of discontinued operation for the three months ended September 30, 1998 and 1997 are as follows:

                                                         Three Months Ended
                                                            September 30,
                                                         1998          1997
                                                         ----          ----
           Net revenues                            $     66,000   $ 3,060,000
           Net expenses                                (299,000)   (2,258,000)
           Accrued expenses                             233,000           --
                                                   ------------    -----------
           Net income from operations of
             discontinued businesses               $      --      $   802,000
                                                   ============   ===========

3. On September 14, 1998, the Company acquired Cambio Networks, Inc., a software development company, pursuant to an Agreement and Plan of Merger, dated as of April 3, 1998, as amended by the Agreement of Amendment, dated as of July 27, 1998 (collectively, the "Agreement"). Under the terms of the

     Agreement, Cambio's shareholders received an aggregate 1,238,842 of shares of the Company's Class A Common Stock representing approximately 32.3% of the outstanding Class A and Class B Common Stock with a fair market value of $619,000. In addition, the Company assumed $4,658,000 in liabilities and incurred $100,000 in transaction costs. The acquisition was accounted for using the purchase method of accounting. From September 1998, the Company's operations consist solely of the operations of Cambio Networks, Inc., a wholly-owned subsidiary of the Company. Goodwill in the amount of $4,875,000 was recorded as a result of the acquisition and is being amortized on a straight line basis over five years.

     The following table presents the unaudited proforma results of operations as if the acquisition had occurred at the beginning of each period. This proforma does not purport to be indicative of the results that actually would have been obtained if the operations had been combined during the periods presented and is not intended to be a projection of future results.

                                                Three Months Ended
                                                  September 30,
                                            -------------------------
                                               1998           1997
                                               ----           ----
          Net revenues .................   $   340,000    $ 1,208,000

          Net loss .....................   $(1,779,000)   $  (259,000)
                                           ===========    ===========
          Net loss per share:
           Basic .......................   $     (0.46)   $     (0.06)
                                           ===========    ===========
           Diluted .....................   $     (0.46)   $     (0.06)
                                           ===========    ===========
          Weighted average common shares
            outstanding ................     3,832,411      4,134,208
                                           ===========    ===========

     The unaudited proforma results of operations include adjustments for amortization of goodwill, depreciation and other proforma adjustments.

4. Effective July 1, 1998, the Company adopted the provisions of Statement No. 130, Reporting Comprehensive Income that modifies the financial statement presentation of comprehensive income and its components. Adoption of this Statement had no effect on the Company's financial position or operating results.

     Comprehensive income (loss) for the three months ended September 30, 1998 and 1997, representing all changes in Stockholders' deficit during the period other than changes resulting from the Company's stock, was $(709,000) and $669,000, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS

Disposition of Healthcare Operations

     Prior to June 30, 1998, Cambio, Inc., formerly Meadowbrook Rehabilitation Group, Inc. and its subsidiaries (collectively, the "Company" or "Cambio") provided outpatient, home health, and traditional acute, sub-acute and post-acute comprehensive rehabilitation services. Since the beginning of Fiscal 1997, and as a result of poor operating results and poor prospects for growth in their respective markets, the Company has sold or closed all of its healthcare operating assets. As of June 30, 1998, the Company's assets consisted almost exclusively of cash and accounts receivable.

     The termination of the Company's healthcare operations was completed during the fourth quarter of Fiscal 1998 after its Board of Directors approved the closure or disposal of its home health agencies in Colorado and Kansas and physical therapy clinics in Colorado. The closing and/or sale of such operations was substantially completed on June 30, 1998.

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

Acquisition of Cambio Networks, Inc.

     On September 14, 1998, the Company acquired Cambio Networks, Inc. ("Cambio Networks"), pursuant to an Agreement and Plan of Merger, dated as of April 3, 1998, as amended by the Agreement of Amendment, dated as of July 27, 1998 (collectively, the "Agreement"). Under the terms of the Agreement, Cambio's shareholders received an aggregate 1,238,842 of shares of the Company's Class A Common Stock representing approximately 32.3% of the outstanding Class A and Class B Common Stock.. From the date of the acquisition, the Company's operations consist solely of the operations of Cambio, a wholly-owned subsidiary of the Company. Accordingly, the Company's historical results of operations will not be comparable to its future operating results.

Delisting of Class A Common Stock From Nasdaq

     On October 20, 1998, the Company received notice of a decision by the Nasdaq Stock Market to delist the Company's Class A Common Stock from the Nasdaq National Market effective with the close of business on October 20, 1998. Additionally, at that time, the Company did not meet the requirements to transfer its listing to the Nasdaq SmallCap Market. Accordingly, trading in the Company's Class A Common Stock is being conducted on the OTC Bulletin Board.

Name and Trading Symbol Change

     On October 20, 1998, Meadowbrook Rehabilitation Group, Inc. ("Meadowbrook"), changed its name to Cambio, Inc. The name change was effected by merging its wholly owned subsidiary, Cambio Acquisition Corporation into Meadowbrook, and simultaneously changing its name to Cambio, Inc. In addition, the trading symbol changed to CAMB and its new CUSIP number is 13200N 10 0. The name change will serve to better reflect the development plans, current business model, and future objectives of the organization.

Forward-looking Statements

     In addition to the historical information contained herein, this Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, including risks and uncertainties set forth in this Form 10-QSB, that may cause actual results to differ materially. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

Three months ended September 30, 1998
as Compared to Three months ended September 30, 1997

     Net revenues for the First Quarter Fiscal 1999 were $120,000. Because of the change in business as a result of the Cambio Networks acquisition and the discontinuance of the healthcare business, the results of operation for the same period in the prior year are not comparable. Revenues for the current period include one month of Cambio Networks operations following its acquisition in September 1998.

     The Company intends to concentrate its efforts on increasing its level of sales and decreasing its operating expenses in order to achieve profitable operations. In that regard, following the completion of the acquisition, the Company appointed Ali Al-Dahwi as President and Chief Operating Officer. In June 1998, immediately after his appointment as President of Cambio Networks, Mr. Al-Dahwi developed a new business model by which a new product was developed for the Company by engineers from the Phifer Consulting Group, Inc. in association with the Company's existing research and development ("R&D") group. The new application, netRunner, is the Company's new flagship network information management platform. In October 1998, the Company officially launched netRunner at the InterOp, Atlanta and InterOp, Paris tradeshows. The new product has an entirely new architecture and advanced capabilities. The Company is currently aggressively marketing its new application and expects to generate increased level of sales.

     netRunner is designed to run under Windows 95, 98 or NT operating systems using current development technologies. Extensions to netRunner are continously being developed to allow the product to integrate and interphase to other commonly used third party network element management products, help desks and data bases allowing the Company's customers to economically implement the plan and design of their network and manage increasing network costs effectively.

     Immediately following the acquisition, the Company implemented a restructuring plan involving the closing and relocating of Cambio Networks' headquarters from Belleview, Washington to an already existing office in Dallas, Texas. In addition, the Company moved its research and development offices to El Paso, Texas and it assimilated Cambio Networks' finance and accounting functions into its already existing capabilities in Emeryville, California. The Company maintained its sales and service offices domestically in Parsippany, New Jersey and internationally in the United Kingdom and Egypt.

     Selling, general and administrative ("SG&A") expenses for the First Quarter Fiscal 1999 were $637,000, a 319.1% increase from SG&A expenses of $152,000 for the First Quarter Fiscal 1998. The increase in SG&A expenses was primarily due to increased expenses associated with developing and launching a new product coupled with the closure and or relocation of its offices as described above. In addition, SG&A expenses for the First Quarter Fiscal 1998 include only the administrative costs not associated with the discontinued operations.

     R&D expense for the First Quarter Fiscal 1999 was $75,000. The Company incurred R&D expenses primarily as a result of its new product development by the Phifer Group.

     Depreciation and amortization ("D&A") expense for the First Quarter Fiscal 1999 was $100,000, a 733.3% increase from D&A expense of $12,000 for the First Quarter Fiscal 1998. The increase in D&A expense is primarily due to the one month amortization of the goodwill in the amount of $4,875,000 which was recorded as a result of the Cambio Networks acquisition in September 1998. Goodwill is being amortized on a straight line basis over five years.

     Net interest expense for the First Quarter Fiscal 1999 was $7,000 as compared to a net interest income of $31,000 for the First Quarter Fiscal 1998. For the First Quarter Fiscal 1999 interest expense includes interest on existing debt of Cambio Networks.

     The costs associated with the discontinued operations for the First Quarter Fiscal 1999 were accrued at June 30, 1998. Therefore, no income or loss associated with discontinued operations is reported. For the First Quarter Fiscal 1998, the Company generated $802,000 in net income from operations of discontinued businesses, which is primarily the result of the Company recording a gain of $1,172,000 on the sale of its Kansas operations.

     As a result of the foregoing, net loss for the First Quarter Fiscal 1999 was $709,000, an increase in loss of $1,378,000 from a net income of $669,000 for the First Quarter Fiscal 1998. The decrease in net loss is primarily due to the one time gain recorded during the First Quarter Fiscal 1998.

     Basic and diluted loss per share was $0.25 for the First Quarter Fiscal 1999 as compared to a net income of $0.23 per share for the same period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had negative working capital of $966,000, compared to working capital of $2,176,000 at June 30, 1998. The Company's working capital position decreased following the acquisition of Cambio Networks due to the consolidation of accounts and the elimination of receivables due from Cambio Networks. The Company had cash and cash equivalents of $289,000 at September 30, 1998, as compared to $1,324,000 at June 30, 1998. The Company's cash position decreased due to loans made to Cambio Networks prior to the closing of the acquisition and the continued funding of the operations after the acquisition.

     During the First Quarter Fiscal 1999, the Company's operating activities used cash of $387,000, as compared to cash provided by operating activities of $545,000 during the same period in the prior fiscal year. The cash used for operating activities during the First Quarter Fiscal 1999 is primarily the result of the losses incurred by the continuing operations including one month of Cambio Networks' operations.

     As of June 30, 1998, the Company had net operating loss carryforwards of approximately $8,500,000. Availability of the Company's net operating loss carryforwards if not utilized will expire at various dates through the year 2013.

     The Company's assets of discontinued operations include $1,764,000 in net patient accounts receivable and amounts due from Medicare intermediaries. The Company's amount due from Medicare intermediaries includes amounts the Company anticipates that it will receive in connection with cost report settlements for its Colorado home health agencies and its final cost report for the Company's former Gardner, Kansas facility. Such amount also includes amounts the Company expects to receive upon regulatory approval of the Company's annual application for an exception from the routine cost limitation under the Medicare program for fiscal years 1992 through 1996 for its former Gardner, Kansas facility. Medicare reimbursement is generally based upon reasonable direct and indirect allowable costs incurred in providing services. There can be no assurance that the Company will collect in full the amounts it has requested or intends to request, nor can there be any assurance as to the timing of any such collection.

     In December 1997, U.S. Trust Company of Florida Savings Bank ("U.S. Trust") provided Cambio Networks with a Line of Credit of up to $2,000,000 (the "Loan"). Cambio Networks agreed to pay U.S. Trust interest on the average outstanding principal amount of the Loan at a per annum rate of 7% and the Loan is due after February 1999. The Loan is guaranteed by Frederick R. Adler and Euro-America II L.P, two of the Company's majority shareholders. As of September 30, 1998, the outstanding balance on the Loan was $1,000,000.

     In September and November 1996, Cambio Networks borrowed $750,000 from Greylock Equity L.P., Highland Capital Partners II L.P. and other investment groups evidenced by promissory notes bearing 7% interest per annum and due on demand after September 1997. As of September 30, 1998, the outstanding balance on the notes was $250,000. The Company agreed to the repayment of these notes in four quarterly principal and interest payments commencing December 1998.

     As of September 30, 1998, the Company had advanced Cambio Networks $1,810,000 to fund its business activities prior and subsequent to the closing of the acquisition. Such advances are evidenced by Secured Bridge Financing Notes bearing interest at 8% per annum.

     On October 14, 1998, the Company borrowed $800,000 from Imperial Loan Management Corporation (the "Imperial Loan") evidenced by a promissory note (the "Note") bearing interest at a per annum rate of prime plus 2.25% with the principal due in full on October 13, 1999. The Note is secured by a first position security interest on all of the accounts receivable of the Company. In addition, the Imperial Loan is enhanced by a personal guarantee from Harvey Wm. Glasser, the Company's Chairman and Chief Executive Officer, to Imperial Bank, the source of funds for the Imperial Loan. The Imperial Loan is being used to provide working capital for current operations.

     The Company has no current material commitments for capital expenditures. The Company also expects to make routine capital improvements to its facilities in the normal course of business.

     The Company's current operations are cash flow negative and as of September 30, 1998, the Company had negative working capital of $966,000. The Company has only a limited amount of working capital. Although the Company's management believes that its expected funds from discontinued operations and currently available working capital will be sufficient to meet its forecasted short-term cash commitments, in the future, the Company will need additional capital to fund its new operations resulting from the Cambio Networks acquisition. There can be no assurance that capital will be available, or that, if available, it can be obtained on terms favorable to the Company. If adequate funds are not available, the Company's liquidity could be impaired, which would have a material adverse effect on its business.

     Inflation in recent years has not had a significant effect on the Company's business and is not expected to adversely effect the Company in the future unless the current rate of inflation increases significantly.

Other Factors That May Affect Future Operating Results

     Accumulated Deficits; Uncertain Profitability. On September 14, 1998, the Company acquired Cambio Networks. Subsequent to that date, the Company's operations will consist solely of the operations of Cambio Networks. Cambio Networks has incurred significant net losses since its inception, and had an accumulated deficit of approximately $26,998,000 at June 30, 1998. Cambio Networks incurred net losses of $7,466,000 and $3,175,000 on net revenues of $7,232,000 and $5,515,000 for the years ended December 31, 1996 and 1997, respectively. There can be no assurance that the Company will be profitable in any future period. The Company's business will also subject to the risks inherent in the operation of a new business enterprise, and there can be no assurance it will be able to successfully address such risks.

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

     Risks Associated With International Operations. Historically, revenues from sales outside the United States have accounted for a significant amount of Cambio Networks' total revenues. The Company believes that its success depends upon continued expansion of its international operations. The Company currently has sales and service offices in the United Kingdom and Egypt. International expansion may require the Company to establish additional foreign offices, hire additional personnel and recruit additional international resellers. This may require significant management attention and financial resources and could adversely affect the Company's operating margins. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, andits business, operating results and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products.

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

     Reliance on Significant Customers. Historically, Cambio Networks has generated a significant portion of its total revenues from a limited number of customers, some of which have exceeded 10% of revenues. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter based on these customers' requirements and the timing of their orders. Although the Company believes it has good relationships with its largest customers and has in the past received a substantial portion of its revenues from repeat business with established customers, none of the Company's major customers has any obligation to purchase additional products or services, and these customers generally have acquired fully-paid licenses to their installed systems. Therefore, there can be no assurance that any of the Company's major customers will continue to purchase new systems, systems enhancements and services in amounts similar to previous years. A reduction, delay or cancellation in orders from any of its major customers would have a material adverse effect on the Company's results of operations and financial condition. In addition, the acquisition by a third party of one of the Company's major customers could result in the loss of that customer and have a material adverse effect on the Company's results of operations and financial condition.

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

     Dependence on Key Employees. The Company is highly dependent on the principal members of its management staff, including Dr. Harvey Wm. Glasser, its Chief Executive Officer, Ali Al-Dahwi, its President and Chief Operating Officer, and Wm. Samuel Veazey, its Vice President and Chief Financial Officer, the loss of whose services would have a material adverse effect on the Company's business. The Company has not entered into any employment agreements with any of such persons and does not maintain any key person life insurance policy on the life of any employee. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

     Year 2000 Compliance. The Company is currently evaluating the potential impact of the Year 2000 difficulties on the processing of date-sensitive information by the Company's computerized information system. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, the costs of addressing the potential problems are not currently expected to have a material adverse effect on the Company's financial position, liquidity or results of operations in future periods. Although most of the software currently offered by the Company is either designed to be Year 2000 compliant or has been upgraded to be Year 2000 compliant, the Company still offers some software which is not Year 2000 compliant. The Company anticipates these software products to be Year 2000 compliant by the end of 1998. However, if the Company, or its customers or vendors, are unable to resolve such processing issues in a timely manner, it could pose a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

Part II. Other Information

Item 1. Legal Proceedings

     On November 12, 1998, the Company was served with a complaint filed by Thomas C. Barron ("Barron"), a former employee of Cambio Networks, Inc. entitled Thomas C. Barron v. Cambio Networks, Inc., and Meadowbrook Rehabilitation Group, Inc., Docket No. 605493/98, Supreme Court of the State of New York, County of New York. The complaint alleges damages in the amount of $224,999.96, plus the value of Mr. Barron's accrued vacation through the last day of his employment at Cambio Networks, Inc. for breach of contract and anticipatory breach of contract. The Company regards these allegations as inaccurate and is vigorously defending Mr. Barron's complaint.

Item 2. Changes in Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     A.   Exhibit No.

          27 Financial Data Schedule.

     B.   Reports on Form 8-K

          The Registrant filed a Form 8-K dated August 10, 1998 which reported the change of Artur Andersen LLP as the Registrant's principal independent accountant engaged to audit the Registrant's financial statements and the appointment of Grant Thornton LLP as its new independent accountants.

          The Registrant filed a Form 8-K dated September 14, 1998 which reported that it had acquired Cambio Networks, Inc., pursuant to an Agreement and Plan of Merger, dated as of April 3, 1998, as amended by the Agreement of Amendment, dated as of July 27, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cambio, Inc.



/s/ Harvey Wm. Glasser
--------------------------------
Harvey Wm. Glasser
Chairman of the Board and
Chief Executive Officer



/s/ Ali Al-Dahwi
--------------------------------
Ali Al-Dahwi
President and Chief Operating
Officer



/s/ Wm. Samuel Veazey
--------------------------------
Wm. Samuel Veazey
Vice President of Finance, Chief
Financial Officer, Treasurer and
Secretary (Principal Accounting
and Financial Officer)



November 13, 1998