Form 10QSB
period 1998-12-31
CAMBIO INC
filed 1999-02-19
CIK 852164

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MarkOne) [X]  QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE  SECURITIES
               EXCHANGE ACT OF 1934

                    For the quarter ended December 31, 1998

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


                        6006 North Mesa Street, Suite 515
                              El Paso, Texas 79912
                    (Address of principal executive offices)


                                 (915) 581-5828
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of February 16, 1998, 3,832,411 shares of Class A Common Stock, no shares of Class B Common Stock, and 14,823 shares of Series A Convertible Preferred Stock were outstanding.

                                  CAMBIO, INC.

                                   Form 10-QSB


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
Part I.     Financial Information

            Item 1.     Financial Statements

                        Consolidated Balance
                        Sheet as of December 31, 1998                        1

                        Condensed Consolidated Statements
                        of Operations for the three months and
                        six months ended December 31, 1998 and 1997          2

                        Condensed Consolidated Statements
                        of Cash Flows for the six months
                        ended December 31, 1998 and 1997                     3

                        Notes to Financial Statements                     4 - 5

            Item 2.     Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations                         6 - 12

Part II.    Other Information and Signatures                             13 - 14

                                  CAMBIO, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1998
                                   (Unaudited)

                                     ASSETS
Current assets:
 Cash and cash equivalents .....................   $     27,000
 Restricted cash ...............................        144,000
 Accounts receivable - net of allowance
   for doubtful accounts of $291,000 ...........        139,000
 Prepaids and deposits .........................         77,000
 Net assets of discontinued operations
   (net receivables and other assets of
   $1,330,000 less liabilities and estimated
   accrued disposal costs of $1,160,000)                170,000
                                                 --------------
    Total current assets .......................        557,000

Property and equipment, net                             141,000
Other assets:
 Goodwill ......................................      4,526,000
                                                 --------------
     Total assets ..............................   $  5,224,000
                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings and notes payable .......   $  1,147,000
 Accounts payable - trade ......................      1,455,000
 Accrued expenses ..............................        214,000
 Deferred revenue and customer deposits                 153,000
                                                 --------------
     Total current liabilities .................      2,969,000

Long term obligations ..........................      1,008,000
Stockholders' equity:
 Common stock: $0.01 par value -
  Class A; 22,500,000 shares authorized; 2,672,911
   shares issued and outstanding                        26,000
  Class B; 7,500,000 shares authorized; 1,159,500
   shares issued and outstanding ....... .......         12,000
 Paid in capital ...............................     18,212,000
 Accumulated deficit ...........................    (17,003,000)
                                                 --------------
      Total stockholders' equity ...............      1,247,000
                                                 --------------
      Total liabilities and stockholders' equity   $  5,224,000
                                                 ==============


         The accompanying notes are an integral part of this statement

                                  CAMBIO, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                      Three Months Ended                    Six Months Ended
                                                                         December 31,                         December 31,
                                                               ------------------------------        ------------------------------
                                                                     1998            1997                1998              1997
                                                                     ----            ----                ----              ----
Net revenue ............................................       $   267,000        $      --          $   387,000        $      --
Cost of sales ..........................................            63,000               --               73,000               --
                                                               -----------        -----------        -----------        -----------
     Gross profit ......................................           204,000               --              314,000               --

Selling, general and administrative expenses ...........         1,438,000            240,000          2,083,000            393,000
Research and development expense .......................           178,000               --              253,000               --
Depreciation and amortization ..........................           297,000             12,000            397,000             24,000
                                                               -----------        -----------        -----------        -----------
     Loss from operations ..............................        (1,709,000)          (252,000)        (2,419,000)          (417,000)
                                                               -----------        -----------        -----------        -----------
Other income (expense):
 Interest and other income .............................              --               41,000               --               81,000
 Interest expense ......................................           (27,000)            (4,000)           (27,000)           (13,000)
                                                               -----------        -----------        -----------        -----------
     Total other income (expense) ......................           (27,000)            37,000            (27,000)            68,000
                                                               -----------        -----------        -----------        -----------
     Loss before discontinued operations ...............        (1,736,000)          (215,000)        (2,446,000)          (349,000)
                                                               -----------        -----------        -----------        -----------
     Income (loss ) from operations of
       discontinued businesses .........................              --              (10,000)              --              793,000
                                                               -----------        -----------        -----------        -----------
     Net income (loss) .................................       $(1,736,000)       $  (225,000)       $(2,446,000)       $   444,000
                                                               ===========        ===========        ===========        ===========
Basic and diluted net (loss) per common share -
  continuing operations ................................       $     (0.45)       $     (0.07)       $     (0.74)       $     (0.12)
                                                               ===========        ===========        ===========        ===========
Basic and diluted net income per common
  share - discontinued operations ......................       $      --          $      --          $      --          $      0.27
                                                               ===========        ===========        ===========        ===========
 Basic and diluted net income (loss) per
   common share ........................................       $     (0.45)       $     (0.08)       $     (0.74)       $      0.15
                                                               ===========        ===========        ===========        ===========
Weighted average shares outstanding ....................         3,832,411          2,895,366          3,313,983          2,895,366
                                                               ===========        ===========        ===========        ===========


         The accompanying notes are an integral part of these statements

                                  CAMBIO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Six Months Ended
                                                                                 December 31,
                                                                         ---------------------------
                                                                             1998            1997
                                                                             ----            ----
Cash flows from operating activities:
 Net income (loss) ...................................................   $(2,446,000)   $   444,000
 Adjustments to reconcile net income (loss) to net cash
  provided (used) by operations:
    Income from discontinued operations ..............................          --         (793,000)
    Depreciation and amortization ....................................       397,000        141,000
    Changes in operating assets and
     liabilities:
      Net assets of discontinued operations ..........................       632,000         26,000
      Accounts receivable ............................................       120,000           --
      Prepaids and deposits ..........................................          --             --
      Accounts payable and accrued expenses ..........................        74,000         18,000
      Deferred revenue and prepaid deposits ..........................       (72,000)          --
                                                                         -----------    -----------
     Net cash provided (used) by operating activities ................    (1,295,000)      (164,000)

Cash flows from investing activities:
 Capital expenditures ................................................          --             --
 Cash advance to acquired company ....................................      (638,000)          --
 Costs related to acquisition ........................................      (100,000)          --
 Discontinued operations, net ........................................          --          678,000
                                                                         -----------    -----------
     Net cash provided (used) by investing activities ................      (752,000)       678,000
                                                                         -----------    -----------
Cash flows from financing activities:
 Short-term borrowing ................................................       584,000        300,000
 Long-term borrowings ................................................         8,000           --
 Decrease in restricted cash .........................................       158,000          3,000
                                                                         -----------    -----------
     Net cash provided by financing activities .......................       750,000        303,000
                                                                         -----------    -----------
     Net change in cash and cash equivalents .........................    (1,297,000)       817,000

     Cash and cash equivalents at beginning of period ................     1,324,000      2,929,000
                                                                         -----------    -----------
     Cash and cash equivalents at end of period ......................   $    27,000    $ 3,746,000
                                                                         ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest .........................................................   $    22,000    $    45,000
    Income taxes .....................................................        10,000         17,000

Supplemental disclosure of noncash investing and financing activities:
 Purchase of Cambio Networks, Inc. ...................................
   Common stock issued to sellers ....................................   $   619,000
   Liabilities assumed ...............................................     4,658,000
   Acquisition costs .................................................       100,000
                                                                         -----------
    Assets acquired (including goodwill of $4,875,000) ...............     5,377,000
                                                                         ===========


         The accompanying notes are an integral part of these statements

                                  CAMBIO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying consolidated financial statements of the Company for the six months ended December 31, 1998 and 1997 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998 previously filed with the Securities and Exchange Commission.

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

         At December 31, 1998, net assets of discontinued operations consist of the following:

               Receivables ...........................   $ 1,275,000
               Other current assets ..................        55,000
               Trade Payables, accrued liabilities and
                estimated accrued disposal costs .....    (1,160,000)
                                                         -----------
                                                         $   170,000
                                                         ===========

         Results of discontinued operations for the six months ended December 31, 1998 and 1997 are as follows:

                                                Six Months Ended
                                                  December 30,
                                          --------------------------
                                               1998          1997
                                               ----          ----
          Net revenues ................   $    66,000    $ 5,000,000
          Net expenses ................      (373,000)    (4,207,000)
          Accrued expenses ............       307,000           --
                                          -----------    -----------
          Net income from operations of
            discontinued businesses ...   $      --      $   793,000
                                          ===========    ===========

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

         The following table presents the unaudited proforma results of operations as if the acquisition had occurred at the beginning of each period. This proforma information does not purport to be indicative of the results that actually would have been obtained if the operations had been combined during the periods presented and is not intended to be a projection of future results.

                                                 Six Months Ended
                                                   December 31,
                                           --------------------------
                                                1998          1997
                                                ----          ----
          Net revenues .................   $    607,000   $ 2,195,000

          Net loss .....................   $ (3,515,000)  $(1,432,000)
                                           ============   ===========
          Net loss per share:
          Basic .......................    $      (0.92)  $     (0.35)
                                           ============   ===========
           Diluted .....................   $      (0.92)  $     (0.35)
                                           ============   ===========
          Weighted average common shares
           outstanding ................      3,832,411     4,134,208
                                           ============   ===========

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

         Comprehensive income (loss) for the six months ended December 31, 1998 and 1997, representing all changes in Stockholders' deficit during the period other than changes resulting from the Company's stock, was $(2,446,000) and $444,000, respectively.

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

     Home health agencies have traditionally received Medicare reimbursements based on actual reasonable allowable costs subject to per visit limitations. As a result of regulations adopted by the Health Care Financing Administration effective July 1, 1998, such reimbursements were subject to new aggregate annual per-beneficiary limitations. The decision to close its healthcare operations was prompted by the receipt of Medicare's notice to the Company of the new per-beneficiary cost limits for each of its locations. These reimbursement amounts fell far below the Company's per-beneficiary operating expense. In order for the Company to decrease its operating losses and be able to retain as much capital as possible for its acquisition strategy, the Company decided to dispose of its healthcare operations.

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

Sale of Preferred Stock

     On January 31, 1999, the Company's Board of Directors (the "Board") approved the issuance of up to 37,500 shares of a newly created Series A Convertible Preferred Stock (the "Preferred Stock") for $100.00 per share, an aggregate consideration of up to $3,750,000. Each share of Preferred Stock is convertible into 500 shares of the Company's Class A Common Stock or $0.20 per share and is entitled to receive dividends in an amount equal to the equivalent per share dividend declared on the Class A Common Stock when and as declared by the Board of Directors. On February 3, 1999, Frederick Adler and Euro-America II, L.P. (collectively the "Investor Group") converted certain indebtedness owing to them from the Company in the aggregate amount of $1,057,318 into 10,573 shares of the Company's Preferred Stock. Upon conversion the Investor Group would be issued an equivalent of 5,286,590 shares of the Company's Class A Common Stock. The Investor Group also purchased an additional $425,000 or 4,250 shares of Preferred Stock, which upon conversion the Investor Group would be issued an equivalent of 2,125,000 shares of the Company's Class A Common Stock. The Company anticipates that it will be able to issue the additional amount of up to $2,267,682 through additional debt conversions and outside investment.

Management Changes

     On February 3, 1999, Harvey Wm. Glasser, ("Dr. Glasser") the Company's former Chairman and Chief Executive Officer, exchanged each share of Class B Common Stock held by him for one share of Class A Common Stock of the Company, and resigned from his position as Chief Executive Officer and Chairman of the Board. Dr. Glasser remains as a director of the Company. On that same day, Mr. Ali Al-Dahwi was appointed Chief Executive Officer and Mr. John P. McCracken resigned from the Board. The Company has yet to appoint a Chairman of the Board.

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

RESULTS OF OPERATIONS

Three months ended December 31, 1998
as Compared to Three months ended December 30, 1997

     Net revenues from continuing operations for the three months ended December 31, 1998 ("Second Quarter Fiscal 1999") were $267,000. Revenues for the same period last year were comprised only of discontinued operations. The net loss for the Second Quarter Fiscal 1999 was $1,736,000 or $0.45 per share and was primarily due to expenses associated with the development and introduction of the Company's new flagship product, netRunner.

Six months ended December 31, 1998
as Compared to Six months ended December 31, 1997

     Net revenues for the Six Months Fiscal 1999 were $387,000. Revenues for the same period last year were comprised only of discontinued operations. Revenues for the current period include five months of Cambio Networks operations following its acquisition in September 1998.

     During the month of January 1999 the Company entered into two agreements to license its netRunner operations support system with two global telecommunications companies. These agreements will generate over $1,000,000 in revenues comprised of license, professional services and support fees over the next 15 months. Cambio first introduced its flagship product, netRunner, in late October 1998, and a few months later was selected by Hewlett-Packard, a leading global provider of computing solutions, as a subcontractor to provide the software and professional services in connection with these projects. The Company believes it will continue to see more orders from Hewlett-Packard in the near future as it cultivates and solidifies its global presence.

     netRunner is designed to run under Windows 95, 98 or NT operating systems using current development technologies. Extensions to netRunner are continuously being developed to allow the product to integrate and interphase to other commonly used third party network element management products, help desks and data bases allowing the Company's customers to economically implement the plan and design of their network and manage increasing network costs effectively.

     Immediately following the acquisition of Cambio Networks in September 1998, the Company implemented a restructuring plan involving the closing and relocating of Cambio Networks' headquarters from Belleview, Washington to an already existing office in Dallas, Texas. In addition, the Company moved its research and development offices to El Paso, Texas and it assimilated Cambio Networks' finance and accounting functions into its already existing capabilities in Emeryville, California. The Company maintained its sales and service offices domestically in Parsippany, New Jersey until its closure in December 1998, and internationally in Egypt and the United Kingdom. In an effort to further consolidate its operations, in February 1999 it decided to close its Emeryville, California office and move all finance and accounting functions to its El Paso, Texas office.

     Selling, general and administrative ("SG&A") expenses for the Six Months Fiscal 1999 were $2,083,000, a 430% increase from SG&A expenses of $393,000 for the Six Months Fiscal 1998. The increase in SG&A expenses was primarily due to increased expenses associated with developing and launching a new product coupled with the closure and or relocation of its offices as described above. In addition, SG&A expenses for the Six Months Fiscal 1998 include only the administrative costs not associated with the discontinued operations.

     Research and development ("R&D") expense for the Six Months Fiscal 1999 was $253,000. The Company incurred R&D expenses primarily as a result of its new product development.

     Depreciation and amortization ("D&A") expense for the Six Months Fiscal 1999 was $ 397,000, a 1,554% increase from D&A expense of $24 ,000 for the Six Months Fiscal 1998. The increase in D&A expense is primarily due to the five months amortization of the goodwill in the amount of $4,875,000 which was recorded as a result of the Cambio Networks acquisition in September 1998. Goodwill is being amortized on a straight line basis over five years.

     Net interest expense for the Six Months Fiscal 1999 was $27,000 as compared to a net interest income of $68,000 for the Six Months Fiscal 1998. For the Six Months Fiscal 1999 five months of Cambio Networks' interest expense on its existing debt was recorded.

     The costs associated with the discontinued operations for the Six Months Fiscal 1999 were accrued at June 30, 1998. Therefore, no income or loss associated with discontinued operations is reported. For the Six Months Fiscal 1998, the Company generated $793,000 in net income from operations of discontinued businesses, which is primarily the result of the Company recording a gain of $1,172,000 on the sale of its Kansas operations.

     As a result of the foregoing, net loss for the Six Months Fiscal 1999 was $2,446,000, an increase in loss of $2,890,000 from a net income of $444,000 for the Six Months Fiscal 1998. The decrease in net loss is primarily due to the one time gain recorded during the Six Months Fiscal 1998 related to the sale of its Kansas operations.

     Basic and diluted loss per share was $0.74 for the Six Months Fiscal 1999 as compared to a net income of $0.15 per share for the same period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had negative working capital of $2,412,000, compared to working capital of $2,176,000 at June 30, 1998. The Company's working capital position decreased following the acquisition of Cambio Networks due to the consolidation of accounts and the elimination receivables from the subsidiary . The Company had cash and cash equivalents of $27,000 at December 31, 1998, as compared to $1,324,000 at June 30, 1998. The Company's cash position decreased due to loans made to Cambio Networks prior to the closing of the acquisition and the continued funding of the operations after the closing of the acquisition.

     During the Six Months Fiscal 1999, the Company's operating activities used cash of $1,295,000, as compared to cash used by operating activities of $164,000 during the same period in the prior fiscal year. The cash used for operating activities during the Six Months Fiscal 1999 is primarily the result of the losses incurred by the continuing operations including five months of Cambio Networks' operations.

     As of June 30, 1998, the Company had net operating loss carryforwards of approximately $8,500,000. Availability of the Company's net operating loss carryforwards if not utilized will expire at various dates through the year 2013. Utilization of net operating loss carryforwards may be limited due to the sale of its preferred stock in February 3, 1999.

     The Company's assets of discontinued operations include $1,275,000 in net patient accounts receivable and amounts due from Medicare intermediaries. The Company's amount due from Medicare intermediaries includes amounts the Company anticipates that it will receive in connection with cost report settlements for its Colorado home health agencies and its final cost report for the Company's former Gardner, Kansas facility. Medicare reimbursement is generally based upon reasonable direct and indirect allowable costs incurred in providing services. There can be no assurance that the Company will collect in full the amounts it has requested or intends to request, nor can there be any assurance as to the timing of any such collection. On Febuary 3, 1999, the Company entered into an agreement with Imperial Loan Management Corporation ("Imperial"), whereby Imperial assumed control over certain subsidiaries related to the discontinued operations of the Company and agreed to use its best efforts to collect their assets (principally accounts receivable due from Medicare).

     In December 1997, U.S. Trust Company of Florida Savings Bank ("U.S. Trust") provided Cambio Networks with a Line of Credit of up to $2,000,000 (the "Loan"). Cambio Networks agreed to pay U.S. Trust interest on the average outstanding principal amount of the Loan at a per annum rate of 7% and the Loan was due in February 1999. The Loan was guaranteed by Frederick R. Adler and Euro-America II L.P (collectively the "Investor Group"). On September 14, 1998, the Investor Group repaid $1,000,000 in principal to U.S. Trust and converted it into shares of Cambio Networks' common stock. In January, 1999, the Investor Group repaid the remaining $1,000,000 in principal due to U.S. Trust and on February 3, 1999 it converted an aggregate amount of $1,057,318 in principal and interest due to them from the Company into 10,573 shares of the Company's Preferred Stock.

     In September and November 1996, Cambio Networks borrowed $750,000 from Greylock Equity L.P., Highland Capital Partners II L.P. and other investment groups evidenced by promissory notes bearing 7% interest per annum and due on demand after September 1997. The Company agreed to the repayment of these notes in four quarterly principal and interest payments commencing December 1998. As of February 16, 1999, the outstanding balance on the notes was $250,000.

     In March 1998, Western Bank ("Western") provided the company with a line of credit of up to $150,000 (the "Western Loan"). Cambio Networks agreed to pay Western interest on the average outstanding principal amount of the Loan at a per annum rate of 8.75% and the Western Loan is due in March 1999. The Western Loan is guaranteed by Ms. Gari Grimm, Cambio Networks' former President and CEO, and a current member of the Company's Board of Directors. As of February 16, 1999, the outstanding balance on the Western Loan was $150,000.

     As of December 31, 1998, the parent company had loaned Cambio Networks $2,979,000 to fund its business activities prior and subsequent to the closing of the acquisition. Such loans are evidenced by Secured Bridge Financing Notes bearing interest at 8% per annum.

     On October 14, 1998, the Company borrowed $800,000 from Imperial Loan Management Corporation ("Imperial") under the terms of a promissory note (the "Note") bearing interest at a per annum rate of prime plus 2.25%, due in full on October 13, 1999. The Note is secured by a first position security interest on all of the accounts receivable of the Company. In addition, the Note is backed by a personal guarantee from Dr. Glasser, the Company's former Chairman and Chief Executive Officer, to Imperial Bank, the source of funds for the Imperial

Loan. On February 3, 1999, the Company entered into an agreement with Imperial, whereby Imperial assumed control over certain subsidiaries related to the discontinued operations of the Company and agreed to use its best efforts to collect their assets (principally accounts receivable due from Medicare). Proceeds of such collections will be used to pay the obligations owing from the Company to Imperial and other obligations including accounts payable, property and equipment leases and Medicare obligations. After the repayment of the Note and all reasonable collection expenses and legal and accounting fees, the remaining proceeds of the liquidation shall be split equally between Imperial and the Company. As of February 16, 1999, $680,000 was due to Imperial under the Note.

     The Company has no current material commitments for capital expenditures. The Company also expects to make routine capital improvements to its facilities in the normal course of business.

     The Company's current operations are cash flow negative and as of December 31, 1998, the Company had negative working capital of $2,412,000. The Company has only a limited amount of working capital. The Company will need additional capital to fund its new operations resulting from the Cambio Networks acquisition. There can be no assurance that capital will be available, or that, if available, it can be obtained on terms favorable to the Company. If adequate funds are not available, the Company's liquidity could be impaired, which would have a material adverse effect on its business.

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

     International operations subject the Company to a number of risks inherent in developing products for sale outside of the United States, including the potential loss of developed technology, imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, difficulties in managing international operations, cultural differences in the conduct of business, extended accounts receivable collection cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements and royalty and withholding taxes that restrict the repatriation of earnings, tariffs and other trade barriers, the burden of complying with a wide variety of foreign laws, and the risk of foreign currency gains and losses. There can be no assurance that any of the factors described herein will not have a material adverse effect on the Company's future international sales and operations and, consequently, its business, operating results and financial condition.

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

     Dependence on Key Employees. The Company is highly dependent on the principal members of its management staff, including Mr. Ali Al-Dahwi, its President and Chief Executive Officer, the loss of whose services would have a material adverse effect on the Company's business. The Company has not entered into any employment agreements with Mr. Al-Dahwi and does not maintain any key person life insurance policy on the life of any employee. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

     Year 2000 Compliance. The Company is currently evaluating the potential impact of the Year 2000 difficulties on the processing of date-sensitive information by the Company's computerized information system. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, the costs of addressing the potential problems are not currently expected to have a material adverse effect on the Company's financial position, liquidity or results of operations in future periods. The software currently offered by the Company is either designed to be Year 2000 compliant or has been upgraded to be Year 2000 compliant. However, if the Company, or its customers or vendors, are unable to resolve such processing issues in a timely manner, it could pose a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

Part II. Other Information

Item 1.  Legal Proceedings
                None

Item 2.  Changes in Securities
                On January 31, 1999, the Company's Board of Directors (the "Board") approved the issuance of up to 37,500 shares of a newly created Series A Convertible Preferred Stock (the "Preferred Stock") for $100.00 per share, an aggregate consideration of up to $3,750,000. Each share of Preferred Stock is convertible into 500 shares of the Company's Class A Common Stock or $0.20 per share and is entitled to receive dividends in an amount equal to the equivalent per share dividend declared on the Class A Common Stock when and as declared by the Board of Directors.

Item 3.  Defaults Upon Senior Securities
                None

Item 4.  Submission of Matters to a Vote of Security Holders
                None

  Item 5.       Other Information
                None

Item 6.  Exhibits and Reports on Form 8-K

         A.     Exhibit No.

               10.1 Series A  Convertible  Preferred  Stock summary of principal terms.

               10.2 Agreement  dated  February 2, 1999 by and between Harvey Wm.
                    Glasser, Cambio, Inc. and certain security holders.

               10.3 Agreement  dated  February 2, 1999 by and  between  Imperial
                    Loan Management Corporation, Cambio, Inc. and Medbrook Home Health, Inc.

               27   Financial Data Schedule.

         B.     Reports on Form 8-K

                None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cambio, Inc.



/s/ Ali Al-Dahwi
--------------------------------
Ali Al-Dahwi
President and Chief Executive
Officer



/s/ Wm. Samuel Veazey
--------------------------------
Wm. Samuel Veazey
Vice President of Finance, Chief
Financial Officer, Treasurer and
Secretary (Principal Accounting
and Financial Officer)





February 19, 1999