Form 10QSB
period 1999-03-31
CAMBIO INC
filed 1999-05-20
CIK 852164

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 18, 1999, 3,832,411 shares of Class A Common Stock, no shares of Class B Common Stock, and 51,073 shares of Series B Convertible Preferred Stock were outstanding, which is convertible into 25,536,500 shares of Class A Common Stock.

                                  CAMBIO, INC.

                                   Form 10-QSB

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
Part I.  Financial Information

         Item 1. Financial Statements

                 Condensed Consolidated Balance
                 Sheet as of March 31, 1999                                   3

                 Condensed Consolidated Statements
                 of Operations for the three months and
                 nine months ended March 31, 1999 and 1998                    4

                 Condensed Consolidated Statements
                 of Cash Flows for the nine months
                 ended March 31, 1999 and 1998                                5

                 Notes to Financial Statements                                6

         Item 2. Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                                 7-12

Part II. Other Information and Signatures                                 13-14

                                  CAMBIO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 1999
                                   (Unaudited)

                                     ASSETS

Current assets:
 Accounts receivable - net of allowance
   for doubtful accounts of $255,739                               $    245,000
 Prepaids and deposits                                                   47,000
                                                                   ------------

    Total current assets                                                292,000
Property and equipment, net                                             109,000
Other assets:
 Goodwill, net                                                        4,283,000
                                                                   ------------
     Total assets                                                  $  4,684,000
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
 Bank Overdraft                                                    $    180,000
 Short-term borrowings and notes payable                                614,000
 Accounts payable - trade                                             1,631,000
 Accrued expenses                                                       495,000
 Deferred revenue and customer deposits                                 119,000
                                                                   ------------
     Total current liabilities                                        3,039,000

Long term obligations                                                   250,000
Stockholders' equity:
  Stock, Common and Preferred, and Paid in Capital                 $ 19,732,000
 Accumulated deficit                                                (18,337,000)
                                                                   ------------
      Total stockholders' equity                                      1,395,000
                                                                   ------------

      Total liabilities and stockholders' equity                   $  4,684,000
                                                                   ============

The accompanying notes are an integral part of this statement

                                                            CAMBIO, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                      Three Months Ended                  Nine Months Ended
                                                                           March 31,                            March 31,
                                                               ------------------------------        ------------------------------
                                                                  1999               1998                1999               1998
                                                               -----------        -----------        -----------        -----------
Net revenue                                                    $   373,000                           $   760,000
Cost of sales                                                      171,000                               244,000
                                                               -----------                           -----------
     Gross profit                                                  202,000                               516,000

Selling, general and administrative expenses                     1,271,000        $   697,000          3,751,000        $ 1,114,000
Research and development expense                                    60,000                               313,000

     Loss from operations                                       (1,129,000)          (697,000)        (3,548,000)        (1,114,000)
                                                               -----------        -----------        -----------        -----------
Other income (expense):
 Interest and other income                                                             46,000                               127,000
 Interest expense                                                  (35,000)            (3,000)           (62,000)           (16,000)
                                                               -----------        -----------        -----------        -----------
     Total other income (expense)                                  (35,000)            43,000            (62,000)           111,000
                                                               -----------        -----------        -----------        -----------

     Loss before discontinued operations                        (1,164,000)          (654,000)        (3,610,000)        (1,003,000)
                                                               -----------        -----------        -----------        -----------
     Income (loss) from operations of
       Discontinued businesses                                    (170,000)          (147,000)          (170,000)           646,000
                                                               -----------        -----------        -----------        -----------

     Net income (loss)                                         $(1,334,000)       $  (801,000)       $(3,780,000)       $  (357,000)
                                                               ===========        ===========        ===========        ===========
Basic and diluted net (loss) per common share
  Continuing operations                                        $     (0.31)       $     (0.34)       $     (1.04)       $     (0.52)
                                                               ===========        ===========        ===========        ===========
Basic and diluted net income per common
  share - discontinued operations                              $     (0.04)       $     (0.08)        $    (0.05)       $      0.34
                                                               ===========        ===========        ===========        ===========
 Basic and diluted net income (loss) per
   Common share                                                $     (0.35)       $     (0.42)       $     (1.09)       $     (0.18)
                                                               ===========        ===========        ===========        ===========
Weighted average shares outstanding                              3,832,000          1,907,000          3,488,000          1,923,000

                                   The accompanying notes are an integral part of these statements

                                  CAMBIO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Nine Months Ended
                                                             March 31,
                                                             ---------
                                                         1999            1998
                                                     -----------    -----------
Cash flows from operating activities:                $(1,954,000)   $    44,000

Cash flows from investing activities:                   (745,000)     1,048,000

Cash flows from financing activities:                  1,375,000       (473,000)

Net change in cash and cash equivalents               (1,324,000)       619,000

Cash and cash equivalents at beginning of period       1,324,000      2,929,000
                                                     -----------    -----------
Cash and cash equivalents at end of period           $         0    $ 3,548,000
                                                     ===========    ===========

         The accompanying notes are an integral part of these statement

                                  CAMBIO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying condensed consolidated financial statements of Cambio, Inc., formerly Meadowbrook Rehabilitation Group, Inc. and its subsidiaries (collectively, the "Company") for the three and nine months ended March 31, 1999 and 1998 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998 previously filed with the Securities and Exchange Commission.

2. Cambio, Inc. is a global leader in telecommunications infrastructure management. The company supplies software and professional services for Operations Support Systems (OSS) of telecommunications industries and general enterprise networks. Our flagship product, netRunner(TM)is designed to improve telecommunications service providers' return on capital assets and their time to service metrics. It was introduced late October 1998. It allows service providers the ability to quickly build, provision, and view networks and their utilization. It integrates with other applications such as Hewlett Packard's OpenView and OEMF. It runs on Windows 95/98(TM)or Windows NT(TM)operating systems and supports industry standard relational database, Oracle, running on Windows or UNIX environments. Through the Company's subsidiary, Cambio Networks, Inc., it also provides systems support and consulting to customers using its COMMAND product.

     Prior to Fiscal 1999 the Company provided outpatient, home health and traditional acute, sub-acute and post-acute comprehensive rehabilitation services through its various subsidiaries. These operations were discontinued effective June 30, 1998.

     On February 2, 1999, the Company entered into an agreement with Imperial Loan Management Corporation ("Imperial") whereby the Company sold all of the issued and outstanding stock of its discontinued healthcare subsidiaries (the "Subsidiaries") to Imperial. As part of the agreement, Imperial will use its best efforts to liquidate each of the Subsidiaries, settling outstanding obligations and collecting all amounts due. The Company remains a guarantor of the Subsidiaries' outstanding indebtedness, which approximates $680,000 as of May 18, 1999, and is entitled to receive one-half of proceeds received after payment of all expenses, including the outstanding indebtedness. In connection with this transaction, the Company recorded a charge to write-off the net asset remaining from discontinued operation.

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

         The termination of the Company's healthcare operations was completed during the fourth quarter of Fiscal 1998 after its Board of Directors approved the closure or disposal of its home health agencies in Colorado and Kansas and physical therapy clinics in Colorado. The closing and/or sale of such operations were substantially completed on June 30, 1998.

         The estimated loss on the disposition of these facilities recognized in the Company's statements of operations for the year ended June 30, 1998 ("Fiscal 1998") includes the writedown of property and equipment to market value, the write-off of goodwill, closedown expenses and the operating losses through the disposition date.

         On February 2, 1999, the Company entered into an agreement with Imperial Loan Management Corporation ("Imperial") whereby the Company sold all of the issued and outstanding stock of its discontinued healthcare subsidiaries (the "Subsidiaries") to Imperial. As part of the agreement, Imperial will use its best efforts to liquidate each of the Subsidiaries, settling outstanding obligations and collecting all amounts due. The Company remains a guarantor of the Subsidiaries' outstanding indebtedness, which approximates $680,000 as of May 18, 1999, and is entitled to receive one-half of proceeds received after payment of all expenses, including the outstanding indebtedness. In connection with this transaction, the Company recorded a charge to write-off the net asset remaining from discontinued operations.

Acquisition of Cambio Networks, Inc.

         On September 14, 1998, the Company acquired Cambio Networks, Inc. ("Cambio Networks"), pursuant to an Agreement and Plan of Merger, dated as of April 3, 1998, as amended by the Agreement of Amendment, dated as of July 27, 1998 (collectively, the "Agreement"). Under the terms of the Agreement, Cambio's shareholders received an aggregate 1,238,842 of shares of the Company's Class A Common Stock representing approximately 32.3% of the outstanding Class A and Class B Common Stock. From the date of the acquisition, the Company's operations consist solely of the acquired operations. Accordingly, the Company's historical results of operations are not comparable to its future operating results.

Delisting of Class A Common Stock From NASDAQ

         On October 20, 1998, the Company received notice of a decision by the NASDAQ Stock Market to delist the Company's Class A Common Stock from the NASDAQ National Market effective with the close of business on October 20, 1998. Additionally, at that time, the Company did not meet, and currently does not meet, the requirements to transfer its listing to the NASDAQ SmallCap Market. Accordingly, trading in the Company's Class A Common Stock is being conducted on the OTC Bulletin Board.

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

Sale of Preferred Stock

         On January 31, 1999, the Company's Board of Directors (the "Board") approved the issuance of up to 37,500 shares of a newly created Convertible Preferred Stock initially designated as Series A but now designated as Series B (the "Preferred Stock") for $100.00 per share, an aggregate consideration of up to $3,750,000. Each share of Preferred Stock is convertible into 500 shares of the Company's Class A Common Stock or $0.20 per share and is entitled to receive dividends in an amount equal to the equivalent per share dividend declared on the Class A Common Stock when and as declared by the Board of Directors. On February 3, 1999, Frederick Adler and Euro-America II, L.P. (collectively the "Investor Group") converted certain indebtedness owing to them from the Company in the aggregate amount of $1,057,318 into 10,573 shares of the Company's
Preferred Stock. Upon conversion the Investor Group would be issued an equivalent of 5,286,590 shares of the Company's Class A Common Stock. The Investor Group also purchased an additional $425,000 or 4,250 shares of Preferred Stock, which upon conversion the Investor Group would be issued an equivalent of 2,125,000 shares of the Company's Class A Common Stock. On April 29, 1999, the Board approved the issuance of an additional 62,500 shares of Preferred Stock. As of May 18, 1999, the company has sold a total of 51,073 shares of Preferred Stock.

Management Changes

         On February 3, 1999, Harvey Wm. Glasser, ("Dr. Glasser") the Company's former Chairman and Chief Executive Officer, exchanged each share of Class B Common Stock held by him for one share of Class A Common Stock of the Company, and resigned from his position as Chief Executive Officer and Chairman of the Board. On that same day, Mr. Ali Al-Dahwi was appointed Chief Executive Officer and Mr. John P. McCracken resigned from the Board. The Company has yet to appoint a Chairman of the Board. On March 10, 1999, Dr. Glasser resigned from the Board.

Forward-looking Statements

         In addition to the historical information contained herein, this Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, including risks and uncertainties set forth in this Form 10-QSB that may cause actual results to differ materially. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

Three  months  ended March 31, 1999 as Compared to Three  months ended March 31,
1998

         Net revenues from continuing operations for the three months ended March 31, 1999 ("Third Quarter Fiscal 1999") were $373,000. Revenues for the same period last year were comprised only of discontinued operations. The net loss for the Third Quarter Fiscal 1999 was $1,334,000 or $0.35 per share and was primarily due to expenses associated with the development and introduction of the Company's new flagship product, netRunner.

Nine months ended March 31, 1999 as Compared to Nine months ended March 31, 1998

         Net revenues for the Nine Months Fiscal 1999 were $760,000. Revenues for the same period last year were comprised only of discontinued operations. Revenues for the current period include Cambio Networks operations following its acquisition in September 1998.

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

         netRunner is designed to run under Windows 95, 98 or NT operating systems using current development technologies. Extensions to netRunner are continuously being developed to allow the product to integrate and interface to other commonly used third party network element management products, help desks and data bases allowing the Company's customers to economically implement the
plan  and  design  of  their  network  and  manage   increasing   network  costs
effectively.

         Immediately following the acquisition of Cambio Networks in September 1998, the Company implemented a restructuring plan involving the closing and relocating of Cambio Networks' headquarters from Bellevue, Washington to an already existing office in Dallas, Texas. In addition, the Company moved its research and development offices to El Paso, Texas and it assimilated Cambio Networks' finance and accounting functions into its already existing capabilities in Emeryville, California. The Company maintained its sales and service offices domestically in Parsippany, New Jersey until its closure in December 1998. The sales and services offices are currently in Washington D.C., Dallas, TX, and El Paso, TX in the U.S. and internationally in Egypt and the United Kingdom. In an effort to further consolidate its operations, in February 1999 it decided to close its Emeryville, California office and move all finance and administrative functions to its El Paso, Texas office.

         Selling, general and administrative ("SG&A") expenses for the Nine Months Fiscal 1999 were $3,751,000 a 237% increase from SG&A expenses of $1,114,000 for the Nine Months Fiscal 1998. The increase in SG&A expenses was primarily due to increased expenses associated with launching netRunner coupled with the closure and or relocation of its offices as described above and amortization of the goodwill associated with the acquisition of Cambio Networks. SG&A expenses for the Nine Months Fiscal 1998 include only the administrative costs not associated with the discontinued operations.

         Research and development ("R&D") expense for the Nine Months Fiscal 1999 was $313,000. The Company incurred R&D expenses primarily as a result of its new product development.

         Net interest expense for the Nine Months Fiscal 1999 was $62,000 as compared to a net interest expense of $16,000 for the Nine Months Fiscal 1998. The increase relates to debt assumed in the acquisition of Cambio Networks' interest expense on its existing debt.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had negative working capital of $2,747,000, compared to working capital of $2,176,000 at June 30, 1998. The Company's working capital position decreased following the acquisition of Cambio Networks due to the consolidation of accounts and the elimination receivables from the subsidiary . The Company had no cash and cash equivalents at March 31, 1999, as compared to $1,324,000 at June 30, 1998. The Company's cash and working capital position decreased due to loans made to Cambio Networks prior to the closing of the acquisition and the continued funding of the operations after the closing of the acquisition.

         During the Nine Months Fiscal 1999, the Company's operating activities used cash of $1,954,000, as compared to cash provided by operating activities of $44,000 during the same period in the prior fiscal year. The cash used for operating activities during the Nine Months Fiscal 1999 is primarily the result of the losses incurred.

         As of June 30, 1998, the Company had net operating loss carryforwards of approximately $8,500,000. Availability of the Company's net operating loss carryforwards if not utilized will expire at various dates through the year 2013. Utilization of net operating loss carryforwards may be limited due to the recent sales of its preferred stock.

         The  Company   has  no  current   material   commitments   for  capital
expenditures. The Company also expects to make routine capital improvements to its facilities in the normal course of business.

         The Company's current operations are cash flow negative and as of March 31, 1999, the Company had negative working capital of $2,283,000. The Company will need additional capital to fund its operations. There can be no assurance that capital will be available, or that, if available, it can be obtained on terms favorable to the Company. If adequate funds are not available, the Company's liquidity could be impaired, which would have a material adverse effect on its business.

         In May 1999 the Company  completed the sale of $3.6 million of Series B
Convertible   Preferred   Stock  through  direct   purchase  and  conversion  of
indebtedness.

         Inflation in recent years has not had a significant effect on the Company's business and is not expected to adversely effect the Company in the future unless the current rate of inflation increases significantly.

Other Factors That May Affect Future Operating Results

         Cambio Networks has incurred significant net losses since its inception. There can be no assurance that the Company will be profitable in any future period. The Company's business will also subject to the risks inherent in the operation of a new business enterprise, and there can be no assurance it will be able to successfully address such risks.

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

         Dependence on Key Employees. The Company is highly dependent on the principal members of its management staff, including Mr. Ali Al-Dahwi, its President and Chief Executive Officer, the loss of whose services would have a material adverse effect on the Company's business. Cambio does not maintain any key person life insurance policy on the life of any employee. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Part II. Other Information

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         On January 31, 1999, the Company's Board of Directors (the "Board") approved the issuance of up to 37,500 shares of a newly created Series B Convertible Preferred Stock (the "Preferred Stock") for $100.00 per share, an aggregate consideration of up to $3,750,000. Each share of Preferred Stock is convertible into 500 shares of the Company's Class A Common Stock or $0.20 per share and is entitled to receive dividends in an amount equal to the equivalent per share dividend declared on the Class A Common Stock when and as declared by the Board of Directors. On April 29, 1999, the Board approved the issuance of an additional 62,500 shares of Preferred Stock. As of May 18, 1999, the company has sold a total of 51,073 shares of Preferred Stock.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibit No.

            10.4 Certificate of the Designations, Powers, Preferences, and Rights of the Series B Convertible Preferred Stock.

            27.1  Financial Data Schedule.

         B. Reports on Form 8-K

            None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cambio, Inc.



/s/ Ali Al-Dahwi
------------------------------
Ali Al-Dahwi
President and Chief Executive
Officer


/s/ Carolyn J. Durrett
------------------------------
Carolyn J. Durrett
Controller
(Principal Accounting
and Financial Officer)

                                  May 18, 1999