Form 10KSB
period 1999-06-30
CAMBIO INC
filed 1999-10-13
CIK 852164

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-KSB
         (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                         Commission File Number: 0-19726

                                  CAMBIO, INC.
                 (Name of small business issuer in its charter)

             DELAWARE                                    94-3022377
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

                  6006 N. MESA, SUITE 515, EL PASO, TEXAS 79912
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (915) 581-5828

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
Yes X   No   .
   ---    ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         The registrant's revenues for its most recent fiscal year were $823,000.

         As of September 25, 1999, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the registrant, based on the closing price for the registrant's Class A Common Stock in The Nasdaq Stock Market on such date, was $7,872,726. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

         The number of shares of Class A Common Stock outstanding on September 25, 1999 was 4,037,236. There were no shares of Class B Common Stock outstanding and 51,073 shares of Series B Convertible Preferred Stock were outstanding. The Series B Convertible Stock is convertible into 25,536,500 shares of Class A Common Stock.

         Part III of this Form 10-KSB incorporates by reference information from the Registrant's proxy statement with respect to the 1999 Annual Meeting of Stockholders.

         Transitional Small Business Disclosure Format (check one): Yes    No X.
                                                                       ---   ---

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I. ........................................................................................   3

         ITEM 1.           DESCRIPTION OF BUSINESS..............................................   3

         ITEM 2.           DESCRIPTION OF PROPERTY..............................................   6

         ITEM 3.           LEGAL PROCEEDINGS....................................................   6

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................   6

PART II. .......................................................................................   7

         ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............   7

         ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............   8

         ITEM 7.           FINANCIAL STATEMENTS.................................................  16

         ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE..................................  16

PART III. ......................................................................................  16

         ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                           OF THE EXCHANGE ACT..................................................  16

         ITEM 10.          EXECUTIVE COMPENSATION...............................................  18

         ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT.......................................................  19

         ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................  20

         ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.....................................  21

SIGNATURES .....................................................................................  24

                                               PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

         On October 20, 1998 Cambio, Inc. changed its name from Meadowbrook Rehabilitation Group, Inc. to Cambio, Inc. (together with its subsidiaries, the "Company" or "Cambio"). Prior to June 30, 1998, the Company provided outpatient, home health, and traditional acute, sub-acute and post-acute comprehensive rehabilitation services. Since the beginning of the fiscal year ended June 30, 1997 ("Fiscal 1997"), and as a result of poor operating results and poor prospects for growth in their respective markets, the Company's Board of Directors began to sell its healthcare operating assets. As of June 30, 1998, the Company's assets consisted mainly of cash and accounts receivable.

        On September 14, 1998, the Company acquired Cambio Networks, Inc. ("Networks"), pursuant to an Agreement and Plan of Merger, dated as of April 3, 1998, as amended by the Agreement of Amendment, dated as of July 27, 1998 (collectively, the "Acquisition Agreement"). Under the terms of the Agreement, Networks' shareholders received an aggregate of 1,238,842 shares of the Company's Class A Common Stock representing approximately 32.3% of the outstanding Class A and Class B Common Stock.

        With the wind-down of its health care business substantially complete, the Company is now solely in the business of producing software and providing services for the purpose of network documentation, network inventory and equipment provisioning functions for telecommunication networks. The Company's products and services are designed to enhance network operations support and reduce network-related costs associated with a variety of business needs including network changes, relocations, mergers and acquisitions, network outsourcing, backup and disaster recovery planning. Network documentation is an essential corporate information system that allows network support professionals to create, maintain and access a centralized model of the entire network, its components and their relationships. The Company also provides a broad range of network integration, consulting, training and implementation services.

         The Company was incorporated in Delaware as Meadowbrook Rehabilitation Group, Inc. in 1986. The Company's finance and accounting office is located at 6006 N. Mesa, Suite 515, El Paso, Texas 79912, and its telephone number is (915) 581-5828.

STRATEGY

         At Cambio, our mission is to deliver a software solution that provides the telecommunication industry with the highest utilization of their capital, and gives them a competitive advantage in providing new services to the market. Broadening service offerings which in turn increases market share is of primary concern to our customers. Our vision is to deliver end-to-end solutions amplifying usability and simplicity that are designed with customer input.

PRODUCTS AND SERVICES

         netRunner(TM). netRunner(TM) was introduced in October of 1998 and is the Company's flagship product. It allows the user to create and maintain a data model that represents all of the equipment, physical connections, and circuit connections used to operate a global telecommunications network. netRunner(TM) provides many different ways to view and maintain network physical equipment information both graphically and in graphic user interface ("GUI") forms. netRunner(TM) also models essential relationships such as location and connectivity. All information created and maintained by netRunner(TM) is stored in a central repository available to network operations personnel for planning, operating, isolating faults, and repairing large complex networks. The Company and Phifer Consulting Group, Inc. jointly own the rights to source code for netRunner(TM) pursuant to a Source Code Rights Transfer and License Agreement between them dated September 15, 1998.

         COMMAND. COMMAND was the primary product offering of Networks. COMMAND was developed as a UNIX based client and database in the late 1980s. COMMAND is an integrated database with proprietary graphics technology which provides graphical views of an enterprise network. In 1997, Networks released COMMAND Version 5.0, which added Windows NT/95 client products with GUI data forms for ease of data entry and maintenance. Because of market saturation and low growth opportunities for the provision of COMMAND in enterprise applications, the Company is no longer actively marketing the COMMAND product or targeting the enterprise market. The Company has instead focused resources on targeting the telecommunications network market and the promotion of its netRunner(TM) product. Networks still provides maintenance and year 2000 upgrade services to COMMAND clients.

         Services. The Company provides software and consulting services needed to install, customize and fully deploy a complete network inventory, operations systems support or network documentation system for the telecommunications market. Typical services include installation, customer specific enhancements, customized development of extensions to core products, data modeling, and data maintenance. The Company also provides technical support programs and training programs for all products.

MARKETING AND SALES

         The Company's targeted market is the communications infrastructure industry, which is currently dominated by the telecommunications industry. As the communications infrastructure merges data, voice and video communications Cambio aims to provide the necessary asset management and related operations support system solutions necessary for the industry to provide its customers with fast and efficient service. Our marketing is presently focused on telecommunications companies and is expected to broaden as the communications infrastructure merges.

         Cambio currently has its sales forces aligned between the North and South American continents and markets outside of the America's hemisphere. The entire sales strategy of the Company is primarily focused on sales made through the Company's alliance with its strategic partner Hewlett Packard and its other main alliance partner Oracle, who offer end to end solutions for operational support systems of telecommunications companies. Cambio's international sales team primarily operates in conjunction with strategic partners for sales. International sales are expected to comprise a significant percentage of the Company's revenues.

         The Company has an agreement with Hewlett Packard ("HP") whereby HP and the Company co-market the Company's software and services. This relationship with HP is significant to the promotion and sales of the Company's products and its termination would have a material adverse effect on the Company. The Company has a similar agreement with Oracle that is significant to the Company.

SOFTWARE DEVELOPMENT

         The Company's research and development efforts are directed at the needs of telecommunications service providers. Within this market, the focus is on new application development to meet strategic customer requirements, enhancement of existing products, software tools for data entry, conversion and maintenance, migration from existing systems, and integration with complementary systems. The Company had research and development costs of $0.3 million in the fiscal year ended June 30, 1999, compared with none in the fiscal year ended June 30, 1998.

         All of the Company's research and development has been performed in the United States. The Company intends to continue recruiting and hiring software developers and to consider acquisition and licensing of software and technologies that accelerate the development and release of new products.

COMPETITION

         Competition in the telecommunications markets is intense. However, the Company believes that the segment of the market within which Cambio competes is currently under-served. While competition in this segment is not intense, the rapid changes within the industry as a whole could change this. The Company's continued development of enhanced network management and operational support systems should broaden its range of available competing products. Competitors include hardware manufacturers that have developed software (or obtained software from third parties) to operate on their hardware. The Company also encounters competition from a large number of small software developers which sell software or integrated systems either for specific industries or applications within those industries.

         The Company believes that in order to maintain and improve its competitive position, it must continue to offer comprehensive services that help customers effectively implement a complete, integrated software solution by providing a full range of industry-leading consulting, integration, training and customer support services. The timely delivery of flexible, cost-effective solutions for the growing dynamic marketplace will continue to be the competitive initiative of the Company.

         The principal competition currently faced by the Company in the telecommunications service provider market is the customer's development of in-house solutions. The Company's principal North American competitors are Architel Corporation, Granite, Inc., and a few other customer care providers attempting to expand into telecommunications asset management. Additional competition in all of the Company's markets comes from Europe and Japan where a number of companies have developed or are developing software and integrated systems products which may compete with the Company's products.

PROPRIETARY RIGHTS

         The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. Presently, the Company has no patents, no patent applications on file, and no intent to file patent applications in the near future. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult and, although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies on both signed license agreements and "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights, will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any of the Company's intellectual property rights.

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

         The Company jointly owns the rights to certain source code for netRunner(TM) pursuant to a Source Code Rights Transfer and License Agreement between the Company and Phifer Consulting Group, Inc., dated September 15, 1998. Each has independent control over its use.

EMPLOYEES

         As of September 25, 1999, the Company had 35 full time employees, consisting of 14 in customer service and engineering, 10 in sales and marketing, and 11 in general and administrative functions. The Company's future performance depends to a significant degree upon the continued service of its key members of management, as well as marketing, sales, consulting and product development personnel, none of whom are bound by an employment contract, and its ability to attract and retain highly skilled personnel in these areas. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or that it will be successful in attracting, assimilating and retaining such personnel in the future. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases all of its properties. The Company maintains its finance and accounting office in El Paso, Texas and its corporate office in Dallas, Texas. The Company has engineering/development and support groups located in El Paso, Texas. In addition, the Company has sales executives located in London, England and Cairo, Egypt. The Company believes that its existing facilities are adequate to meet its current needs and in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         Cambio is a party to various claims and routine litigation arising in the ordinary course of business. Cambio does not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         In the fourth quarter the holders of a majority of the outstanding shares of our stock entitled to vote consented to the amendment of the Company's articles of incorporation. The amendment was to (1) increase the number of authorized shares of Class A Common Stock from 15,000,000 to 50,000,000 shares and to cancel the authorization of the Series A Preferred Stock and (2) amend the Company's Certificate of Designations to clarify the preemptive rights of the Series B Preferred Stock. This action was taken pursuant to Section 242 of the General Corporation Law of Delaware. The record date for the outstanding shares entitled to vote on the consent was June 15, 1999. An information statement regarding this matter was filed on June 22, 1999 with the Securities and Exchange Commission and distributed to the shareholders on July 12, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Class A Common Stock is traded in the Nasdaq Over the Counter (OTC) Market. On September 25, 1999, the closing sales price of the Class A Common Stock was $0.625 per share.

         The table below sets forth the quarterly high and low closing sales prices for the Class A Common Stock in the period from July 1, 1997 through June 30, 1999 (giving effect to the three-for-two stock split reflected on April 22, 1998 as if it had occurred on July 1, 1997):


                    Fiscal 1998                Fiscal 1999
                 -----------------           -----------------
   Quarter       High         Low            High         Low
   -------       -----       -----           ----        -----
     1st         $2.16       $1.50           $1.06      $0.50
     2nd         $1.96       $1.00           $0.63      $0.25
     3rd         $2.83       $1.66           $0.50      $0.13
     4th         $2.50       $0.22           $2.44      $0.19

         In the foregoing chart, the sales quotations for dates after October 20, 1998 reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company has not paid cash dividends in the past and does not anticipate paying cash dividends on its common stock in the foreseeable future. As of September 25, 1999, there were 91 holders of record of the Company's Class A Common Stock and no holders of record of the Company's Class B Common Stock.

         On January 31, 1999 the Company's Board of Directors (the "Board") authorized for issuance 37,500 shares of Series B Convertible Preferred Stock (the "Preferred Stock"). The Board on April 29, 1999 amended its earlier resolution to allow authorization of the issuance of up to 62,500 shares of Preferred Stock. The Preferred Stock was issued at $100 per share and has the following attributes:

          i. Each share is convertible into 500 shares of the Company's Class A Common Stock.

          ii. Each share is entitled to vote and receive dividends as if it has been converted.

          iii. Each share is entitled to a liquidation preference of $100 per share.

          iv. Each share is redeemable at the Company's option for its $100 liquidation value if the market price of the Class A Common Stock equals or exceeds 500% of the conversion price and the Class A Common Stock has traded with an average daily volume in excess of 50,000 shares for a period of 30 consecutive trading days.

          v.    Each share is redeemable at the holder's option if the Company
                (a) materially breaches its obligations under the Certificate of Designations or the Series B Convertible Preferred Stock Purchase Agreement, dated as of February 1, 1999 and the breach continues for a period of thirty (30) days after notice, (b) sells all or substantially all of its assets, (c) becomes insolvent or (d) goes private.

          vi. Each share enjoys preemptive rights to purchase certain capital stock, including warrants or securities convertible into capital stock.

          vii. Each share is entitled to an adjustment in conversion price if, prior to August 3, 2000, the Company sells $1 million or more shares of Class A Common Stock (or securities convertible into the same) to financial investors for a consideration per share of less than $0.20.

On February 3, 1999 the following shares of Preferred Stock were issued:

          i. 7,548 shares were issued for the conversion of debt owing to Frederick Adler in the amount of $754,800 and an additional 3,034 shares were issued to Mr. Adler for $303,400 in cash; and

          ii. 3,025 shares were issued for the conversion of debt owing to Euro-America II, L.P. in the amount of $302,500 and an additional 1,216 shares were issued to Euro-America II, L.P. for $121,600 in cash.

In the fourth quarter additional Preferred Stock was issued as follows:

          i. 3,500 shares were issued for the conversion of debt in the amount of $350,000; and

          ii.  32,750 shares were issued for $3,275,000 in cash.

         In all, 51,073 shares have been issued as of June 30, 1999 for the conversion of $1,407,300 in debt and $3,700,000 for cash. In connection with the sale of the Preferred Stock 1,256,495 warrants were issued as fees. The warrants expire on May 3, 2004. The warrants have an exercise price of $0.20 and may also be exercised pursuant to a cashless exercise clause. As of September 30, 1999 the Company had been notified that the holders of 1,085,495 desired to exercise their warrants pursuant to the cashless exercise clause that would result in the issuance of 998,656 shares of Class A Common Stock upon tender of the warrants.

         On March 26, 1999 the Board approved the grant of 2,567,000 options to selected employees with an exercise price of $0.20 a share for Class A Common Stock. The Company also issued 25,000 shares of Class A Common Stock on August 25, 1999 in settlement of a lawsuit and 179,825 shares on August 31, 1999 for $35,965 in conjunction with the exercise of a former employee's vested options. All of these securities were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

TRENDS AND RECENT EVENTS

DISPOSITION OF HEALTHCARE OPERATIONS

         Prior to June 30, 1998, the Company provided outpatient, home health, and traditional acute, sub-acute and post-acute comprehensive rehabilitation services. Since the beginning of fiscal year 1997, and as a result of poor operating results and poor prospects for growth in its respective markets, the Company has sold or closed all of its healthcare operating assets. As of June 30, 1998, the Company's assets consisted almost exclusively of cash and accounts receivable.

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

         The termination of the Company's healthcare operations was completed during the fourth quarter of fiscal year 1998 after its Board of Directors approved the closure or disposal of its home health agencies in Colorado and Kansas and physical therapy clinics in Colorado.

         The estimated loss on the disposition of these facilities reflected in the Company's statement of operations for the fiscal year ended June 30, 1998 includes the writedown of property and equipment to market value, the write-off of goodwill, closedown expenses and the estimated operating losses through the disposition date.

         On February 2, 1999, the Company entered into an agreement with Imperial Loan Management Corporation ("Imperial") whereby the Company transferred all of the issued and outstanding stock of its discontinued healthcare subsidiaries (the "Subsidiaries") to Imperial. As part of the agreement, Imperial will use its best efforts to liquidate each of the Subsidiaries, settling outstanding obligations and collecting all amounts due. The Company remains a guarantor of the Subsidiaries' outstanding indebtedness consisting of amounts loaned to Cambio and the Subsidiaries by Imperial, which approximates $678,000 as of June 30, 1999. The Company is entitled to receive one-half of any amounts remaining after payment of the Imperial loans and expenses. As of June 30, 1999, the outstanding receivables related to the discontinued healthcare operations amounted to $1,189,000. In connection with this transaction, the Company recorded a charge to write off the remaining net asset from discontinued operations.

ACQUISITION OF CAMBIO NETWORKS, INC.

         On September 14, 1998, the Company acquired Networks, pursuant to the Acquisition Agreement. Under the terms of the Agreement, Networks' shareholders received an aggregate 1,238,842 of shares of the Company's Class A Common Stock representing approximately 32.3% of the then-outstanding Class A and Class B Common Stock.

         Immediately following the acquisition of Networks in September 1998, the Company implemented a restructuring plan involving the closing and relocating of Networks' headquarters from Bellevue, Washington to an existing office in Dallas, Texas. In addition, the Company moved its research and development offices to El Paso, Texas; and it assimilated Networks' finance and accounting functions into its existing capabilities in Emeryville, California. The Company maintained its sales and service offices domestically in Parsippany, New Jersey until their closure in December 1998.

         The Company's sales and services offices are currently in Dallas, Texas, and El Paso, Texas in the U.S.; and internationally the Company has sales executives in London, England and Cairo, Egypt. In an effort to further consolidate its operations, in February 1999 it decided to close its Emeryville, California office and move all finance and administrative functions to its El Paso, Texas office. No material costs were incurred in connection with these relocations.

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

NAME AND TRADING SYMBOL CHANGE

         On October 20, 1998, Meadowbrook Rehabilitation Group, Inc. ("Meadowbrook"), changed its name to Cambio, Inc. The name change was effected by merging its wholly owned subsidiary, Cambio Acquisition Corporation, into Meadowbrook, and simultaneously changing its name to Cambio, Inc. In addition, the trading symbol changed to CAMB, and its new CUSIP number is 13200N 10 0.

SALE OF PREFERRED STOCK

         On January 31, 1999 the Company's Board of Directors (the "Board") authorized for issuance 37,500 shares of Series B Convertible Preferred Stock (the "Preferred Stock"). The Board on April 29, 1999 amended its earlier resolution to allow authorization of the issuance of up to 62,500 shares of Preferred Stock. The Preferred Stock was issued at $100 per share and has the following attributes:

          i. Each share is convertible into 500 shares of the Company's Class A Common Stock.

          ii. Each share is entitled to vote and receive dividends as if it has been converted.

          iii. Each share is entitled to a liquidation preference of $100 per share.

          iv. Each share is redeemable at the Company's option for its $100 liquidation value if the market price of the Class A Common Stock equals or exceeds 500% of the conversion price and the Class A Common Stock has traded with an average daily volume in excess of 50,000 shares for a period of 30 consecutive trading days.

          v.    Each share is redeemable at the holder's option if the Company
                (a) materially breaches its obligations under the Certificate of Designations or the Series B Convertible Preferred Stock Purchase Agreement, dated as of February 1, 1999 and the breach continues for a period of thirty (30) days after notice, (b) sells all or substantially all of its assets, (c) becomes insolvent or (d) goes private.

          vi. Each share enjoys preemptive rights to purchase certain capital stock, including warrants or securities convertible into capital stock.

          vii. Each share is entitled to an adjustment in conversion price if, prior to August 3, 2000, the Company sells $1 million or more shares of Class A Common Stock (or securities convertible into the same) to financial investors for a consideration per share of less than $0.20.


On February 3, 1999 the following shares of Preferred Stock were issued:

          i. 7,548 shares were issued for the conversion of debt owing to Frederick Adler in the amount of $754,800 and an additional 3,034 shares were issued to Mr. Adler for $303,400 in cash; and

          ii. 3,025 shares were issued for the conversion of debt owing to Euro-America II, L.P. in the amount of $302,500 and an additional 1,216 shares were issued to Euro-America II, L.P. for $121,600 in cash.

In the fourth quarter additional Preferred Stock was issued as follows:

          i. 3,500 shares were issued for the conversion of debt in the amount of $350,000; and

          ii.  32,750 shares were issued for $3,275,000 in cash.

         In all, 51,073 shares have been issued as of June 30, 1999 for the conversion of $1,407,300 in debt and $3,700,000 for cash.

MANAGEMENT CHANGES

         On February 3, 1999, Harvey Wm. Glasser M.D., the Company's Chairman and Chief Executive Officer, exchanged each share of Class B Common Stock held by him for one share of Class A Common Stock of the Company. Dr. Glasser had previously resigned from his positions as Chief Executive Officer and Chairman of the Board on January 21, 1999. On that same day, Mr. Ali Al-Dahwi was appointed Chief Executive Officer and Mr. John P. McCracken resigned from the Board. On March 10, 1999 Dr. Glasser and Robert Rush resigned from the Board. On May 20, 1999 Philip Chapman was elected as Chairman of the Board. On October 6, 1999 Gari Grimm resigned from the Board.

FORWARD-LOOKING STATEMENTS

         In addition to the historical information contained herein, this Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date hereof and the Company disclaims any intent or obligation to update these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including risks and uncertainties set forth in this Form 10-KSB that may cause actual results to differ materially from those projected in these forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed. Readers should not place undue reliance on these forward-looking statements, as they reflect management's analysis as of the date of this report. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including quarterly reports on Form 10-QSB and current reports filed on Form 8-K.

RESULTS OF CONTINUING OPERATIONS

FOR THE YEARS ENDED JUNE 30, 1999 AND JUNE 30, 1998

         The Company has undergone significant changes in its business operations in the past two fiscal years ended June 30, 1999 ("fiscal year 1999") and June 30, 1998 ("fiscal year 1998"). In fiscal year 1998 the Company was primarily engaged in the wind down of its health care business; and by the end of that year substantially all health care operations had ceased. The only carry-over health care operations that occurred in fiscal year 1999 were associated with the management of receivables and liabilities emanating from former health care operations. As a result of the transfer of these assets and liabilities to Imperial (as discussed above) the expenses associated with the management of these assets and liabilities are part of the Results of Discontinued Operations discussed below. Fiscal year 1999 saw the development of a new line of business with the acquisition of Networks and the development of netRunner(TM), the Company's new software offering.

         Fiscal year 1999 had a loss from continuing operations of $9.0 million compared to $1.1 million in fiscal year 1998. The loss from continuing operations in 1998 was almost entirely made up of administrative and general expenses and was due to the fact that the Company had no revenues associated with continuing operations. In fiscal year 1999 the Company had $0.8 million in revenues with the resulting loss associated primarily with administrative and general expenses of $4.4 million and the write off of goodwill in the amount of $4.9 million.

         Goodwill in the amount of $4.9 million was originally recorded as part of the acquisition of Networks. The subsequent write off of this goodwill was taken in response to the inability of the primary product of Networks, Command, to maintain its place in the market without a major upgrade and the prohibitive cost of such an upgrade. The Company withdrew the Command product from the market place in the fourth quarter of fiscal year 1999; and consequently, the decision was made to write off the goodwill associated with the Command product.

         The Company's revenues of approximately $0.8 million were split between sales, services and maintenance of the Command product and its newly introduced netRunner(TM) product. The Command revenues consisted primarily of services and maintenance revenues with a negligible amount of new sales. The netRunner(TM) revenues were all new sales of software and attendant implementation services.

         Because netRunner(TM) is a new product, and because of the Company's liquidity difficulties, the launch and marketing activities of the netRunner(TM) product were severely constrained which resulted in poor sales and market penetration. Provided that the Company is able to secure adequate financing the Company plans to engage in marketing aimed at realizing the market potential of the netRunner(TM) product. An additional effect on fiscal year 1999 sales revenue was the Company's change in market focus in conjunction with the introduction of the netRunner(TM) product and the subsequent phase out of the Command product. The Command product was designed for, and primarily aimed at, IT Center applications. The netRunner(TM) product was designed for, and is primarily marketed to the telecommunications industry. This change in market focus contributed to the slow sale start for the netRunner(TM) product. The Company's liquidity difficulties and financing activities referred to above are discussed below in the Liquidity and Capital Resources section.

         The increase in general and administrative expenses to $4.4 million in fiscal year 1999 from $1.2 million in fiscal year 1998, a 266% increase, reflects the increased expenses associated with entering a new line of business and the launch of a new product. The Company had research and development costs of $0.3 million in fiscal year 1999 compared with none in fiscal year 1998.

         Interest income decreased in fiscal year 1999 to $13,000 from $140,000 in fiscal year 1998. This decrease is with the result of the Company's reduced cash balances in fiscal year 1999 as compared to fiscal year 1998. Interest expense for fiscal year 1999 was $66,000 compared to none in fiscal year 1998. This expense is associated with the debt acquired in the acquisition of Networks.


RESULTS OF DISCONTINUED OPERATIONS

         The Company's loss from discontinued operations declined to $1,013,000 in fiscal year 1999 from $1,798,000 in fiscal year 1998. The loss associated with fiscal year 1999 was primarily due to the write off of the net receivables associated with the health care subsidiaries transferred to Imperial as discussed above. The losses incurred prior to the transfer of the Subsidiaries to Imperial had been fully provided for at June 30, 1998. The operational aspects of discontinued operations in fiscal year 1999 were limited to the management of the liabilities and receivables that existed at June 30, 1998. This is in contrast to the loss for fiscal year 1998 which was associated primarily with the expenses of health care business operations exceeding revenues.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has had negative working capital since its acquisition of Networks as Networks had significant negative working capital at the date of acquisition. The continuation of the Company's negative working capital has been the result of the Company's lack of sales and increased liabilities resulting from the development and introduction of the netRunner(TM) product and the Company's ongoing administrative and general expenses.

         The Company's working capital at June 30, 1999 was a negative $1,381,000 compared to a positive working capital position of $2,176,000 at June 30, 1998. The Company had cash and cash equivalents at June 30, 1999 of $1,923,000 compared to $1,324,000 at June 30, 1998. The Company's cash and cash equivalents at September 30, 1999 was $726,000. The Company's cash position since the acquisition of Networks has been minimal, showing only $289,000 at the end of the first quarter and going to $0 at the end of the third quarter. Through the sale of preferred stock the Company's cash position marginally improved through the infusion of $3.3 million in the fourth quarter. However, that infusion has not been adequate to establish a marketing and sales presence to create revenues to provide sufficient operational funds going into the present fiscal year. At present, the Company will need an additional infusion of capital in the form of loans or sales of additional equity in order to fund operations for the next twelve months.

         The Company is actively seeking to raise additional capital by issuing preferred stock. However, there can be no assurance that capital will be available, or that, if available, it can be obtained on terms favorable to the Company. If adequate funds are not available, the Company's liquidity will be impaired, which will have a substantial and materially adverse effect on its business.


OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         Reorganization. With the reorganization of the Company and the introduction of netRunner(TM) as discussed in Item 1, the Company believes that it is poised to take advantage of the market opportunities existing in the telecommunications industry. With the state of the art programming that netRunner(TM) represents and our continuing development of this product, the Company believes that additional funding will enable it penetrate and significantly expand in its market niche within the telecommunications industry.

         Accumulated Deficits; Uncertain Profitability. On September 14, 1998, the Company acquired Networks. Networks has incurred significant net losses since its inception, and had an accumulated deficit of approximately $26,998,000 at June 30, 1998. Networks incurred net losses of $7,466,000 and $3,175,000 on net revenues of $7,232,000 and $5,515,000 for the years ended December 31, 1996 and 1997, respectively.

         The performance of Networks' primary product Command did not improve with the acquisition of Networks by the Company. As was discussed above the Command product has been retired by the Company and the market focus of the Company has been directed to telecommunications entities in conjunction with its new product offering, netRunner(TM). Even if financing is secured by the Company as discussed in the Liquidity and Capital Resources section there can be no assurance that the Company will be profitable in any future period. The Company's business will also be subject to the risks inherent in the operation of a new business enterprise, and there can be no assurance it will be able to successfully address such risks.

         Factors influencing Operating Results. Factors that may influence the Company's quarterly and annual operating results include, but are not limited to: (i) development and introduction of new operating systems and new product development expenses; (ii) introduction or enhancement of products by the Company; (iii) changes in pricing policies of the Company or its competitors;
(iv) increased competition; (v) technological changes in computer systems and environments; (vi) the ability of the Company to timely develop, introduce and market new products; (vii) quality control of products sold; (viii) market readiness to deploy systems management products for distributed computing environments; (ix) market acceptance of new products and product enhancements;
(x) customer order deferrals in anticipation of new products and product enhancements; (xi) the Company's success in expanding its sales and marketing programs; (xii) personnel changes; (xiii) foreign currency exchange rates; and
(xiv) general economic conditions.

         Competition. The markets in which the Company competes are competitive, highly fragmented and rapidly changing. In order to compete effectively, the Company will have to enhance current products, enhance the operability of its products with one another and develop new products in a timely fashion.

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

         Risks Associated With International Operations. The Company's revenues are materially dependent on international sales. Consequently, international operations subject the Company to a number of risks inherent in developing products for sale outside of the United States, including the potential loss of developed technology, imposition of governmental controls, political and economic instability, trade restrictions, difficulties in managing international operations, cultural differences in the conduct of business, longer accounts receivable payment cycles, unexpected changes in regulatory requirements and royalty and withholding taxes that restrict the repatriation of earnings, tariffs and other trade barriers, the burden of complying with a wide variety of foreign laws, and the risk of foreign currency translation gains and losses. There can be no assurance that any of the factors described herein will not have a material adverse effect on the Company's future international sales and operations and, consequently, its business, operating results and financial condition.

         Reliance on Significant Customers. In fiscal year 1999 the Company generated a significant portion of its total revenues from a limited number of customers, some of which have exceeded 10% of revenues. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter based on these customers' requirements and the timing of their orders. Although the Company believes it has good relationships with its largest customers and has in the past received a substantial portion of its revenues from repeat business with established customers, none of the Company's major customers has any obligation to purchase additional products or services, and these customers generally have acquired fully-paid licenses to their installed systems. Therefore, there can be no assurance that any of the Company's major customers will continue to purchase new systems, systems enhancements and services. A reduction, delay or cancellation in orders from any of its major customers would have a material adverse effect on the Company's results of operations and financial condition. In addition, the acquisition by a third party of one of the Company's major customers could result in the loss of that customer and have a material adverse effect on the Company's results of operations and financial condition.

         Rapid Technological Change and Requirement for Frequent Product Transitions. The market for the Company's products is competitive, highly fragmented and characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render the Company's existing products obsolete and unmarketable. As a result, the Company's success depends upon its ability to continue to enhance existing products, respond to changing customer requirements and develop and introduce in a timely manner, new products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, product operability and support across distributed and changing heterogeneous hardware platforms, operating systems, relational databases and networks.

         Dependence on Key Employees. The Company is highly dependent on the principal members of its management staff, including Ali Al-Dahwi, its President and Chief Executive Officer, Steven B. Dong, its Executive Vice President of Operations, Anas El-Mahdi its Vice President of Business Development, and K. Crandal McDougall, its Vice President and Chief Financial Officer, the loss of whose services would have a material adverse effect on the Company's business. The Company has entered into employment agreements with Mr. Al-Dahwi and Mr. Dong. The Company has not entered into employment agreements with Mr. El-Mahdi and Mr. McDougall and does not maintain any key-person life insurance policy on any employee. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

         Year 2000 Compliance. The Company has evaluated the potential impact of year 2000 difficulties on the processing of date-sensitive information by the Company's computerized information system and believes that its systems are year 2000 compliant. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company believes that if such year 2000 difficulties arise, the cost of addressing the potential problems will not have a material adverse effect on the Company's financial position, liquidity or results of operations in future periods. The Company's software product, netRunner(TM), is year 2000 compliant. The Company's prior product offering in its final release was year 2000 compliant. Earlier versions of the Command product prior to its final version were not year 2000 compliant. The Company made a reasonable business effort to inform its prior Command customers of the fact that certain versions of the Command product were not year 2000 compliant and offered a year 2000 upgrade.

ITEM 7.  FINANCIAL STATEMENTS

         Reference is made to the Consolidated Balance Sheet, Consolidated Statements of Operations, Consolidated Statement of Stockholders' Deficit and Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements, and Report of Independent Certified Public Accountants attached to this Form 10-KSB. See page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information regarding the Company's executive officers and directors:


         NAME                             AGE         OFFICE                        OFFICER OR DIRECTOR SINCE
         ----                             ---         ------                        -------------------------
         Philip R. Chapman                38          Chairman of the Board                   1998

         Ali Al-Dahwi                     44          Director, President and                 1998
                                                      Chief Executive Officer

         Steven B. Dong                   47          Executive Vice President                1999
                                                      of Operations

         Anas El-Mahdi                    32          Vice President of Business              1999
                                                      Development

         K. Crandal McDougall             44          Vice President of Finance,              1999
                                                      Chief Financial Officer
                                                      and Secretary

The following is a summary of the business experience of each executive officer and director of the Company:

         Philip R. Chapman has served as a director of the Company since September 1998. From April 1997 to September 1998, Mr. Chapman was a director of Cambio Networks, Inc. Mr. Chapman is currently and has been for the past five years, a General Partner of Adler & Company, which is a member of Euro-America Venture Partners LLC, which is the general partner of Euro-America-II. Mr. Chapman is presently a director of Global Pharmeceutical Corp. and Shells Seafood Restaurants as well as several privately held companies. Mr. Chapman holds a BS in Psychology and an MBA in Finance and Marketing from Columbia University.

          Ali Al-Dahwi has served as a Director of the Company since September 1998 and has served as President and Chief Executive Officer of the Company since January 1999. From September 1998 to January 1999, Mr. Al-Dahwi was President and Chief Operating Officer of the Company. From June 1998 to September 1998, Mr. Al-Dahwi served as President and Chief Operating Officer of Cambio Networks, Inc. From 1982 to 1998, Mr. Al-Dahwi held various positions at Accugraph Corporation including Vice President and General Manager - Global Complex Enterprise Network Business Unit from 1996 to 1998 and Manager of International Operations from 1992 to 1996. Mr. Al-Dahwi holds a BS in Civil Engineering from the University of Texas El Paso.

         Steven B. Dong has served as Executive Vice President of Operations of the company since March 1, 1999. From August 1997 to February 1999, he was Business Unit Vice President at Beechwood/Cap Gemini. From February 1995 to August 1997, he served as General Manager of Accugraph Services Group. From August 1992 to August 1995, he was the Executive Director at Intergraph Federal Systems Corporation. From August 1982 to August 1992, Mr. Dong held multiple domestic and international assignments including Vice President of Marketing and Product Management for McDonnell Douglas Systems Integration Company/EDS. Prior to that he was at Dravo and Lester B. Knight and Associates. Mr. Dong received his BSEE degree from The City College, New York, NY and his MBA from Washington University, St. Louis, MO.

         Anas El-Mahdi has served as Vice President Business Development of the company since June 1999. Mr. El-Mahdi joined Cambio in October of 1998. From April 1998 to October 1998, he was a consultant for British Telecom in the United Kingdom. From September 1994 to March 1998, he was a Telecommunications and Networking Consultant for Accugraph Corporation. From September 1992 to August 1994, he was an Application Engineer for Opensoft. From October 1990 to September 1992, he was a Development Engineer for AAW Consulting Engineers. Mr. El-Mahdi holds a BSc. degree in Engineering from the Faculty of Engineering, Cairo University, Egypt.

         K. Crandal McDougall has served as Vice President of Finance and Chief Financial Officer since July 1999. From July 1997 to July 1999, Mr. McDougall worked in the External Reporting Section and New Business Initiatives Section of the Finance Department for Archstone Communities, a real estate investment trust. From 1995 to 1997 Mr. McDougall was with the accounting firm of KPMG, LLP. Prior to 1995 Mr. McDougall was an attorney in the Law Department of Florida Power & Light Company. Additionally, Mr. McDougall served as an Administrative Law Judge for the Public Utility Commission of Texas. Mr. McDougall is a CPA and a member of the Texas, Florida and Missouri bars.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based on a review of forms submitted to the Company during and with respect to the 1999 fiscal year and the written representations of reporting persons, the Company believes that all reports required to be filed under
Section 16(a) of the Securities Exchange Act of 1934 for transactions occurring during fiscal 1999 were timely filed except as identified hereafter. Mr. Steven
B. Dong and Mr. Anas El-Mahdi did not file a Form 3 upon joining the Company and did not report on Form 4 the grant of stock options to them on March 26, 1999.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation earned by the Company's Chief Executive Officer and certain executive officers of the Company as of June 30, 1999 for services rendered in all capacities to the Company during the last three fiscal years.

------------------------------------------------------------------------------------------------------------
                                                                                              LONG-TERM
                                                     ANNUAL COMPENSATION                    COMPENSATION
                                                 ----------------------------             ------------------
                                       FISCAL                                                SECURITIES
NAME AND PRINCIPAL POSITION            YEAR       SALARY               BONUS              UNDERLYING OPTIONS
---------------------------            ----      ---------            -------             ------------------
Harvey Wm. Glasser, M.D.               1999      $  50,005            $    0
Chief Executive Officer                1998      $ 100,010            $    0
                                       1997      $ 100,010            $    0

Ali Al-Dahwi                           1999      $ 112,512            $8,895                 250,000
Chief Executive Officer                1998      $       0            $    0
                                       1997      $       0            $    0
------------------------------------------------------------------------------------------------------------


OPTION GRANTS AND AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR


         -------------------------------------------------------------------------------------------------
                                                     % of Total
                                                     Grants in          Exercise
                                                   Current Fiscal    Price/Market
               Name            Options Granted         Year               Price            Expiration Date
               ----            ---------------     --------------    ------------          ---------------
           Ali Al-Dahwi          1,000,000             39.0%             $0.20              March 26, 2004
         -------------------------------------------------------------------------------------------------


         At this time the Company does not have a long term incentive plan. The Company does have an employment agreement with Mr. Al-Dahwi. The terms of the contract generally provide for the following:

          i.   Salary of $150,000, with a bonus of 1% of sales.

          ii. Options of 1,000,000 with each option being exercisable for 1 share of the Company's Class A Common Shares at $0.20 a share. 750,000 of the options vest over a three-year period and the remaining 250,000 vested at issuance.

          iii. The agreement has a one-year renewable term which renews on February 4, 2000.

          iv. In the event of termination of the agreement, Mr. Al-Dahwi is entitled to a severance payment of 6 months base salary payable semi-monthly over 6 months, and all options outstanding will vest.

         The Directors of the Company are not compensated.

AGGREGATED OPTION AND FISCAL YEAR-END OPTION VALUES


          ---------------------------------------------------------------------------------------------
                                         Number of securities underlying   Value of unexercised in the-
                                         unexercised options at FY-end     money options at FY-end
           Name                          Exercisable/Unexercisable         Exercisable/Unexercisable
          -----------------------------  -------------------------------   ----------------------------
           Ali Al-Dahwi                             250,000/750,000               $207,500/$622,500
          ---------------------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of September 30, 1999 certain information as to the Company's Class A Common Stock beneficially owned by (i) each person known to the Company to beneficially own more than 5% of the Company's Class A Common Stock, (ii) each of the Company's directors, (iii) the chief executive officer and (iv) all executive officers and directors as a group:

   -------------------------------------------------------------------------------------------------------
   NAME OF BENEFICIAL    CLASS A COMMON    PERCENTAGE OF     SERIES B        PERCENTAGE OF   VOTING POWER
   OWNER                 STOCK             CLASS A COMMON    PREFERRED       SERIES B        OF STOCK
                         BENEFICIALLY      STOCK             STOCK           PREFERRED       OUTSTANDING
                         OWNED (1)         BENEFICIALLY      BENEFICIALLY    STOCK           AND
                                           OWNED (2)         OWNED           BENEFICIALLY    BENEFICIALLY
                                                                             OWNED           OWNED (3)
   -------------------   ---------------   ---------------   -------------   -------------   ------------
   Frederick R. Adler     12,444,286(4)        81.2%          22,323(5)        43.7%            42.1%

   Harvey Glasser          1,208,392           29.9%                                             4.1%

   Euro-America-II, L.P.   3,972,238(6)        51.8%           7,027           13.8%            13.4%

   The Travelers           4,500,000           52.7%           9,000           17.6%            15.2%
   Insurance Company

   Ali Al-Dawhi              250,000(7)         5.8%                                             0.8%

   Philip Chapman            268,141(8)         6.2%             500(9)         1.0%             0.9%

   All officers and          518,141           11.4%             500            1.0%             1.8%
   directors as a group
   -------------------------------------------------------------------------------------------------------

(1) Assumes conversion of the Series B Preferred Stock into Class A Common. Each share of Series B Preferred Stock is convertible into 500 shares of Class A Common Stock.

(2) This column was prepared in strict accordance with SEC rules in determining the percentage ownership of the individual or entity identified. Given the voting rights of the Series B Preferred Stockholders to vote with the Class A Common Shareholders as described in note (3) below, the percentage of ownership indicated in this column does not connote control of the Company in the event that the individual or entity identified were to exercise the underlying options or conversion rights or control that the beneficial ownership column identifies. The percentage of ownership assumes that only this individual or entity exercised their rights to the shares beneficially owned and that no other individual or entity exercised their rights. For an understanding as to voting control of the Company, please see the column entitled "Voting power of stock outstanding and beneficially owned" and note (3) to this table. Furthermore, a majority of the Series B Preferred Stock shareholders identified in Exhibit 10.4 would own 5% or more of the Class A Common Stock if they were to convert their Series B Preferred Stock and no other person owning Series B Preferred Stock so converted at that time. Any such conversion would not affect the voting power of any shareholder.

(3) The Preferred Stock votes as a single class with all other stockholders of the Company on all matters voted on by the holders of Class A Common Stock, with each holder of Preferred Stock being entitled to the number of votes equal to the number of shares of Class A Common Stock into which his shares would then be convertible. The percentages in this column represent the stockholder's percentage of voting stock based on his or her beneficial ownership of stock divided by the 29,573,736 currently outstanding votes that may be cast with respect to any matter submitted for the consideration of the holders of the 4,037,236 shares of Class A Common Stock outstanding.

(4) Includes the shares beneficially owned by Euro-America-II, L.P. Mr. Adler acts as general partner to a partnership that serves as a member of Euro America Venture Partners LLC, which is the general partner of Euro-America-II, L.P. As such, Mr. Adler may be deemed to be the beneficial owner of these shares. Mr. Adler disclaims beneficial ownership of the shares held by Euro-America-II, L.P.

(5) Includes 7,027 shares of Series B Preferred Stock owned by Euro-America-II, L.P. Mr. Adler acts as general partner to a partnership that serves as a member of Euro America Venture Partners LLC, which is the general partner of Euro-America-II, L.P. As such, Mr. Adler may be deemed to be the beneficial owner of these shares. Mr. Adler disclaims beneficial ownership of the shares held by Euro-America-II, L.P.

(6)  Includes 120,052 warrants to purchase Class A Common Stock.

(7)  Consists of options to purchase 250,000 shares of Class A Common Stock.

(8) Includes 9,000 warrants held by Mr. Chapman and 6,000 warrants held by his wife, Susan Chapman, for the purchase of Class A Common Stock. Mr. Chapman disclaims beneficial ownership of these warrants.

(9) Includes 200 shares of Preferred Stock held by Mr. Chapman's wife, Susan Chapman. Mr. Chapman disclaims beneficial ownership of these warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There were no material interests, direct or indirect, of directors, executive officers or senior officers of the Company or any known associate or affiliate of any of the foregoing in any transaction since the commencement of the Company's last fiscal year, or in any proposed transaction which has materially affected or would materially affect the Company or any of its subsidiaries and which is not otherwise disclosed herein except for the following:

         A corporation previously owned and controlled by the Company's Chief Executive Officer, Harvey Wm. Glasser, M.D., purchased and leased to the Company several facilities which the Company was not able to purchase due to its lack of capital and borrowing capacity prior to its initial public offering in February 1992. One such lease, for the Company's rehabilitation hospital in Gardner, Kansas, was in effect during fiscal year 1997 and a portion of fiscal year 1998. Dr. Glasser sold the Kansas facility leased to the Company in conjunction with the Company's sale of its Kansas operations. Such lease provided for a base rent plus a percentage of the leased facility's net revenues. Under the lease agreement, the Company was responsible for all taxes and expenses associated with the ownership and operation of the property. The Company made payments in the amount of $382,000 during fiscal year

1997 and $31,809 during fiscal year 1998 under the lease for such hospital. No payments were made in 1999.

         During the fiscal year ended June 30, 1994, the Company closed the operations of its San Jose, California subacute facility, which also was leased from a corporation previously controlled by Dr. Glasser. In December 1994, the Company sold its lease for the San Jose facility to an investment partnership for a nominal sum and the investment partnership's rent obligation commenced on February 15, 1995. The Company, however, remained obligated to make lease payments of $19,500 per month to the lessor until August 1998 in the event that the investment partnership defaulted on its obligations under the lease. The Company made no rent payments under such lease during fiscal years 1997, 1998 or 1999.

         On February 2, 1999, the Company entered into an agreement with Imperial Loan Management Corporation ("Imperial") whereby the Company transferred all of the issued and outstanding stock of its discontinued healthcare subsidiaries (the "Subsidiaries") to Imperial, an affiliate of the Company's former Chairman and CEO, Harvey Wm. Glasser, M.D., who is overseeing the liquidation of the Subsidiaries on behalf of Imperial. As part of the agreement, Imperial will use its best efforts to liquidate each of the Subsidiaries, settling outstanding obligations and collecting all amounts due. The Company remains a guarantor of the Subsidiaries' outstanding indebtedness, which approximates $677,808 as of June 30, 1999, and is entitled to receive one-half of proceeds received after payment of all expenses. In connection with this transaction, the Company recorded a charge to write-off the remaining net assets from discontinued operations.

As described in Items 5 and 11, Frederick Adler purchased a significant portion of the Preferred Stock offered in fiscal year 1999. Mr. Adler is the father-in-law of the Chairman of the Board, Philip Chapman.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:

                  2.1 Agreement and Plan of Merger, dated April 3, 1998, between the Registrant, Networks' majority shareholders and Networks, filed as Exhibit 2.1 to the Registrant's current report on Form 8-K dated April 22, 1998 and incorporated herein by reference.

                  2.2 Agreement of Amendment, dated July 27, 1998, between the Registrant, Networks' majority shareholders and Networks, filed as Annex A to the Registrant's Joint Information/Consent Solicitation Statement on
                           Schedule 14C dated August 14, 1998 and incorporated herein by reference.

                  2.3 Secured Bridge Financial Note dated April 3, 1998, between the Registrant and Networks, filed as Exhibit
                           2.2 to the Registrant's current report on Form 8-K dated April 22, 1998 and incorporated herein by reference.

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

                  3.3 Certificate of Amendment of the Certificate of Incorporation of Cambio, Inc. dated August 5, 1999.

                  3.4 Certificate of the Designations, Powers, Preferences, and Rights of the Series B Convertible Preferred Stock, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999, and incorporated herein by reference.

                  3.5 Certificate of Amendment of the Certificate of the Designations, Powers, Preferences, and Rights of the Series B Convertible Preferred Stock amended August 5, 1999.

                  3.6 Amended and Restated By-Laws of the Company, filed as Exhibit 3.2 to the Registration Statement and incorporated herein by reference.

                 10.1      1994 Stock Incentive Plan of the Company filed as
                           Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (the "1995 10-K") and incorporated herein by reference.

                 10.2 Agreement dated February 2, 1999 by and between Harvey Wm. Glasser, Cambio, Inc., and certain security holders, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998, and incorporated herein by reference.

                 10.3 Agreement dated February 2, 1999 by and between Imperial Loan Management Corporation, Cambio, Inc., and Medbrook Home Health, Inc., filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998, and incorporated herein by reference.

                 10.4 Series B Convertible Preferred Stock Purchase Agreement, dated as of the 1st day of February, 1999 between Cambio, Inc. and certain specified purchasers.

                 21.1      Subsidiaries of the Company.

                 23.1 Consent of Grant Thornton LLP (see page 25 of this Form 10-KSB).

                 24.1      Power of Attorney (see Page 24 of this Form 10-KSB).

                 27.1      Financial Data Schedule.

(b)      Reports on Form 8-K:

                  On August 10, 1998, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting under Item 4 that on August 6, 1998 its Board of Directors changed from using Arthur Andersen LLP as its principal independent accountant and appointed Grant Thornton LLP as its new independent accountant.

                  On September 24, 1998, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting under
         Item 2 that the Company has acquired Cambio Networks, Inc.

                  On November 5, 1998, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting under
         Item 5 that the Company had received notice that the Nasdaq Stock Market would delist the registrant's Class A Common Stock from the Nasdaq National Market effective with the close of business on October 20, 1998.

                  On November 5, 1998, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting under
         Item 5 that the Company had changed its name to Cambio, Inc.

                  On November 25, 1998, the Company filed a current report on Form 8-K/A with the Securities and Exchange Commission reporting under
         Item 7 providing financial information in connection with its acquisition of Cambio Networks, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:    October 13, 1999                 CAMBIO, INC.

                                          By    /s/ Ali Al-Dahwi
                                                -------------------------------
                                                Ali Al-Dahwi
                                                Chief Executive Officer

                               POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ali Al-Dahwi, his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                                 TITLE                                  DATE
     ---------                                 -----                                  ----
/s/ Philip R. Chapman                    Chairman of the Board                  October 13, 1999
------------------------------
Philip R. Chapman

/s/ Ali Al-Dahwi                         President and Chief Executive Officer  October 13, 1999
------------------------------
Ali Al-Dahwi
                                         Vice President  of  Finance, Chief
/s/ K. Crandal McDougall                 Financial Officer and Secretary        October 13, 1999
------------------------------
K. Crandal McDougall

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





We have issued our report dated September 1, 1999, accompanying the consolidated financial statements and schedule of Cambio, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999. We hereby consent to the incorporation by reference of said report in the Company's previously filed Registration Statement on Form S-8, Registration No. 33-50772.


GRANT THORNTON LLP


San Jose, California
September 1, 1999

                                 C O N T E N T S

                                                                          Page
Report of Independent Certified Public Accountants........................F-2

Consolidated Balance Sheet................................................F-3

Consolidated Statements of Operations.....................................F-4

Consolidated Statement of Stockholders' Deficit...........................F-5

Consolidated Statements of Cash Flows.....................................F-6

Notes to Consolidated Financial Statements................................F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Stockholders of
Cambio, Inc.

We have audited the accompanying consolidated balance sheet of Cambio, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cambio, Inc. and subsidiaries as of June 30, 1999, and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $10,015,000 during the year ended June 30, 1999, and, as of that date, the Company's current liabilities exceeded its current assets by $1,381,000 and its total liabilities exceeded its total assets by $1,215,000. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP

San Jose, California
September 1, 1999

                          CAMBIO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1999


                                                       ASSETS
Current assets
    Cash and cash equivalents.....................................................................       $   1,923,000
    Accounts receivable, less allowance for doubtful accounts of $37,000..........................             203,000
    Prepaid expenses..............................................................................              23,000
                                                                                                         -------------
                 Total current assets.............................................................           2,149,000

Property and equipment, net.......................................................................             141,000

Other assets     .................................................................................              25,000
                                                                                                         -------------

                 Total assets.....................................................................       $   2,315,000
                                                                                                         =============

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable and accrued liabilities......................................................       $   2,509,000
    Deferred revenue..............................................................................              93,000
    Note payable to stockholder...................................................................             250,000
    Liabilities of discontinued operations........................................................             678,000
                                                                                                         -------------
                 Total current liabilities........................................................           3,530,000

Stockholders' equity (deficit)
    Common stock, $.01 par value -
       55,000,000 shares authorized; 3,832,411 shares issued
          and outstanding.........................................................................              38,000
    Preferred stock, $.01 par value -
       1,000,000 shares authorized; 51,073 shares issued and outstanding..........................               1,000
    Paid-in capital...............................................................................          23,318,000
    Accumulated deficit...........................................................................         (24,572,000)
                                                                                                         -------------
                 Total stockholders' deficit......................................................          (1,215,000)
                                                                                                         -------------

                 Total liabilities and stockholders' deficit......................................       $   2,315,000
                                                                                                         =============



        The accompanying notes are an integral part of these statements.

                          CAMBIO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          FOR THE YEARS ENDED JUNE 30,


                                                                                  1999              1998
                                                                              ------------      ------------
Continuing operations
    Net revenues ........................................................     $    823,000      $         --
    Cost of revenue .....................................................          286,000                --
                                                                              ------------      ------------

                 Gross profit ...........................................          537,000                --

    Operating expenses
       Administrative expenses ..........................................        4,371,000      $  1,207,000
       Research and development .........................................          280,000                --
                                                                              ------------      ------------

                   ......................................................        4,651,000         1,207,000
                                                                              ------------      ------------

                 Operating loss .........................................       (4,114,000)       (1,207,000)

    Other income (expense)
       Interest income ..................................................           13,000           140,000
       Interest expense .................................................          (66,000)               --
       Write-off of goodwill ............................................       (4,850,000)               --
       Other, net .......................................................           15,000                --
                                                                              ------------      ------------
                                                                                                ------------

                   ......................................................       (4,888,000)          140,000
                                                                              ------------      ------------

                 Loss from continuing operations ........................       (9,002,000)       (1,067,000)

Discontinued operations
    Loss on disposal of discontinued businesses .........................       (1,013,000)       (1,563,000)
    Loss from operations of discontinued businesses .....................               --          (235,000)
                                                                              ------------      ------------

                 Loss from discontinued operations ......................       (1,013,000)       (1,798,000)
                                                                              ------------      ------------

                 NET LOSS ...............................................     $(10,015,000)     $ (2,865,000)
                                                                              ============      ============

Basic and diluted net loss per common share - continuing operations .....     $      (2.52)     $      (0.37)
Basic and diluted net loss per common share - discontinued operations ...     $      (0.28)     $      (0.63)
                                                                              ------------      ------------
Basic and diluted net loss per common share .............................     $      (2.80)     $      (1.00)
                                                                              ============      ============

Weighted average shares outstanding .....................................        3,574,460         2,851,893
                                                                              ============      ============


        The accompanying notes are an integral part of these statements.

                          CAMBIO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999

                                          Preferred Stock                   Class A                      Class B
                                      -----------------------        -----------------------       ----------------------
                                        Shares        Amount           Shares       Amount           Shares      Amount
                                      ----------    ---------        ----------   ----------       ----------  ----------
Balance, July 1, 1997                         --           --         1,735,866   $   17,000        1,159,500  $   12,000
    Net loss                                  --           --                --           --               --          --
    Redemption of shares                      --           --          (301,797)      (3,000)              --          --
                                      ----------    ---------        ----------   ----------       ----------  ----------
Balance, June 30, 1998                        --           --         1,434,069       14,000        1,159,500      12,000
    Net loss                                  --           --                --           --               --          --
    Issuance of Common Stock
       in connection with
       Cambio Networks, Inc.
       acquisition                            --           --         1,238,842       12,000               --          --
    Conversion of debt into
       preferred stock                    14,073           --                --           --               --          --
    Issuance of Preferred
       Stock                              37,000        1,000                --           --               --          --
for cash

    Conversion of Class B to
       Class A stock                          --           --         1,159,500       12,000       (1,159,500)    (12,000)
                                      ----------    ---------        ----------   ----------       ----------  ----------
Balance, June 30, 1999                    51,073    $   1,000         3,832,411   $   38,000               --  $       --
                                      ==========    =========        ==========   ==========       ==========  ==========


                                                                          Total
                                        Paid-in        Accumulated    Stockholders'
                                        Capital          Deficit         Deficit
                                      ------------    -------------   --------------
Balance, July 1, 1997                   17,898,000    $ (11,692,000)  $    6,235,000
    Net loss                                    --       (2,865,000)      (2,865,000)
    Redemption of shares                  (293,000)              --         (296,000)
                                      ------------    -------------   --------------
Balance, June 30, 1998                  17,605,000      (14,557,000)       3,074,000
    Net loss                                    --      (10,015,000)     (10,015,000)
    Issuance of Common Stock
       in connection with
       Cambio Networks, Inc.
       acquisition                         607,000               --          619,000
    Conversion of debt into
       preferred stock                   1,407,000               --        1,407,000
    Issuance of Preferred
       Stock                             3,699,000               --        3,700,000
for cash

    Conversion of Class B to
       Class A stock                            --               --               --
                                      ------------    -------------   --------------
Balance, June 30, 1999                $ 23,318,000    $ (24,572,000)  $   (1,215,000)
                                      ============    =============   ==============



        The accompanying notes are an integral part of these statements.

                          CAMBIO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE YEARS ENDED JUNE 30,


                                                                                         1999              1998
                                                                                     ------------      ------------
Cash flows from operating activities:
    Net loss ...................................................................     $ (10,015,000) $    (2,865,000)
       Adjustments to reconcile net loss to cash used in operations:
              Depreciation and amortization ....................................          195,000                --
              Write-off of goodwill ............................................        4,850,000                --
              Gain on sale of equipment ........................................           (2,000)               --
              Loss from discontinued operations ................................        1,013,000         1,798,000
              Changes in assets and liabilities, net of effects from the acquisition accounted for as a purchase:
                 Receivables ...................................................           (5,000)               --
                 Prepaid expenses ..............................................           60,000                --
                 Other assets ..................................................          (25,000)               --
                 Net assets of discontinued operations .........................         (211,000)         (522,000)
                 Accounts payable and accrued liabilities ......................          974,000           (43,000)
                 Deferred revenue ..............................................         (123,000)               --
                                                                                     ------------      ------------
                 Net cash used in operating activities .........................       (3,289,000)       (1,632,000)

Cash flows from investing activities:
    Proceeds from sale of equipment ............................................           25,000                --
    Cash advanced to acquired company prior to acquisition .....................         (638,000)         (875,000)
    Costs related to acquisition ...............................................         (100,000)               --
    Additions to property and equipment ........................................         (143,000)               --
    Discontinued operations, net ...............................................               --         1,352,000
                                                                                     ------------      ------------
                 Net cash (used in) provided by investing activities ...........         (856,000)          477,000

Cash flows from financing activities:
    Proceeds from issuance of preferred stock and warrants .....................        3,700,000                --
    Net borrowings (payments) on debt ..........................................           64,000          (178,000)
    Decrease in cash deposited to secure a loan ................................               --            24,000
    Decrease in restricted cash ................................................          302,000                --
    Common stock redemptions ...................................................               --          (296,000)
    Net proceeds of loans collateralized by assets of discontinued operations ..          678,000                --
                                                                                     ------------      ------------

                 Net cash provided by (used in) financing activities ...........        4,744,000          (450,000)
                                                                                     ------------      ------------

                 Net increase (decrease) in cash and cash equivalents ..........          599,000        (1,605,000)

Cash and cash equivalents, beginning of year ...................................        1,324,000         2,929,000
                                                                                     ------------      ------------

Cash and cash equivalents, end of year .........................................     $  1,923,000      $  1,324,000
                                                                                     ============      ============

Supplemental disclosure of cash flow information:
    Interest paid ..............................................................     $     21,000      $     19,000
    Income taxes paid ..........................................................               --            10,000


        The accompanying notes are an integral part of these statements.

                          CAMBIO, INC. AND SUBSIDIARIES

                          FOR THE YEARS ENDED JUNE 30,


                                                                                                1999               1998
                                                                                           --------------     --------------
Supplemental disclosure of noncash investing and financing activities:
    Purchase of Cambio Networks, Inc.
    Common stock issued to seller ......................................................   $      619,000     $           --
    Liabilities assumed (including cash advanced prior to acquisition of $1,513,000) ...        4,658,000                 --
    Acquisition costs ..................................................................          100,000                 --
                                                                                           --------------     --------------
       Assets acquired (including goodwill of $4,875,000) ..............................   $    5,377,000     $           --
                                                                                           ==============     ==============

    Conversion of debt into preferred stock ............................................   $    1,207,000     $           --
                                                                                           ==============     ==============


        The accompanying notes are an integral part of these statements.

                          CAMBIO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1999 AND 1998



NOTE 1 - ORGANIZATION AND OPERATIONS

Cambio, Inc. ("Cambio" or the "Company"), formerly Meadowbrook Rehabilitation Group, Inc., acquired Cambio Networks, Inc. ("Networks") on September 14, 1998. The Company currently provides professional services and supplies software products, for operations support systems of telecommunications networks. The Company's primary product is netRunner(TM). The Company's corporate headquarters is in Dallas, Texas. The Company's accounting, finance, and research and development functions are located in El Paso, Texas. The Company also has sales executives located in the United Kingdom and Egypt.

Prior to the acquisition of Networks, the Company provided outpatient, home health, and traditional acute, sub-acute and post-acute comprehensive rehabilitation services through several subsidiaries. In the fourth quarter of fiscal 1998, the Company's Board of Directors decided to discontinue the Company's remaining rehabilitation operations due to continued losses and a diminishing market for the Company's services. Previously, several of the Company's service locations and units had been sold or otherwise disposed. In connection with the decision to discontinue the remaining operations, the Company recorded a charge of $1,563,000 for the write down of tangible and intangible assets, termination and severance costs and other costs of disposal. As of June 30, 1998, all health care operations had substantially ceased and the Company's assets consisted almost exclusively of cash and accounts receivable.

On February 2, 1999, Cambio transferred all of the issued and outstanding stock of the discontinued healthcare subsidiaries (the "Subsidiaries") to Imperial Loan Management Corporation ("Imperial"), an affiliate of the Company's former Chairman and CEO, Harvey Wm. Glasser M.D. Dr. Glasser, who in February 1999 resigned his position as CEO and in March 1999 resigned from the Board of Directors, is overseeing the liquidation of the Subsidiaries on behalf of Imperial. The Company received no proceeds from the transfer. Prior to the transfer, Imperial loaned $900,000 to the Subsidiaries and Cambio, represented by 10% notes payable. Imperial will use its best efforts to liquidate each of the Subsidiaries, settle outstanding obligations and collect all amounts receivable. Cambio remains a guarantor of the Imperial loans, amounting to $678,000 as of June 30, 1999. Upon liquidation of the Subsidiaries and settlement of the outstanding indebtedness, Cambio is entitled to receive one-half of the proceeds remaining after payment of Imperial's expenses. At June 30, 1999, the assets and liabilities of the discontinued businesses consist primarily of the accounts receivable and the Imperial loans. The Company considers the realization of the remaining assets to be unlikely and the assets have been fully provided for. All other material obligations of the Subsidiaries have been settled except for the Imperial loans.

Results of discontinued operations are as follows:

                                                                1999              1998
                                                            ------------      ------------
Net revenues ..........................................     $         --      $  6,797,000
Net expenses ..........................................               --        (7,032,000)
                                                            ------------      ------------

Net loss from operations of discontinued businesses ...     $         --      $   (235,000)
                                                            ============      ============

Net loss on disposal of discontinued businesses .......     $ (1,013,000)     $ (1,563,000)
                                                            ============      ============

                          CAMBIO, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1999 AND 1998




NOTE 1 - ORGANIZATION AND OPERATIONS (CONTINUED)

    The operations of Networks are reflected in the Company's fiscal year 1999 results from the date that Networks was acquired by the Company. Pro forma results of operations assuming the acquisition of Networks occurred at the beginning of 1998 are as follows. Pro forma results for 1999 are not presented, as the results would not be materially different than the results reported.

                                                                 1998
                                                             -------------
       Net revenues......................................... $   3,346,000
       Gross margin......................................... $   1,809,000
       Net loss  ........................................... $  (7,304,000)
       Net loss per share................................... $       (1.72)
       Shares used in per share computation.................     4,090,735


NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $10,015,000 during the year ended June 30, 1999, and, as of that date, the Company's current liabilities exceeded its current assets by $1,381,000 and its total liabilities exceeded its total assets by $1,215,000.

The Company is actively seeking additional funding through loans and preferred stock and plans to fund its operations for the next twelve months from the proceeds received. However, there can be no assurance that capital will be available, or that, if available, it can be obtained on terms favorable to the Company. If adequate funds are not available, the Company's liquidity will be impaired, which will have a material adverse effect on its business. In the event additional funds are not timely advanced to the Company through the sale of preferred stock or in the form of a loan, there will be substantial doubt as to the ability of the Company to remain as a going concern.


NOTE 3 - SUMMARY OF ACCOUNTING POLICIES

A summary of the Company's significant accounting policies applied in the preparation of the accompanying financial statements follows.

Revenue Recognition

Revenue is recognized when earned in accordance with American Institute of Certified Public Accountants Statements of Position ("SOP") 97-2, "Software Revenue Recognition" as amended by SOP 98-9. Revenue from products licensed to customers directly is recorded when the software has been delivered. Maintenance revenue is recognized ratably over the contract period. Revenue from professional services are recorded monthly when the services are performed and invoiced. Provisions are recorded for returns and bad debts.

Consolidation

The consolidated financial statements include the accounts of Cambio and Networks. All significant intercompany accounts and transactions have been eliminated.

                          CAMBIO, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1999 AND 1998



NOTE 3 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the assets.

Research and Development Costs

All expenditures for research and development are expensed when incurred. Software development costs are charged to expense until technological feasibility of the computer software product has been established. No software development costs have been capitalized to date, as costs incurred after establishing technological feasibility have been immaterial.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivables and accounts payables approximates carrying value due to the short maturity of such instruments. The fair value of debt with related parties is not readily determinable due to the terms of the debt and no comparable market for such debt.

Use of Estimates

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants. The Company did not have any common equivalent shares for 1998 or 1999.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                          CAMBIO, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1999 AND 1998



NOTE 3 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Concentration Of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable. Cash equivalents are maintained with high quality institutions and are regularly monitored by management. The Company extends credit to its customers, most of whom are large, established companies. Credit risk is mitigated by performing ongoing credit evaluations of its customers' financial condition. The Company generally does not require collateral. The Company provides an allowance for expected uncollectible amounts and actual amounts not collected have been within management's expectations.

Accounting For Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees." The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting For Stock-Based Compensation."

Segment Reporting

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective July 1, 1998. The adoption of SFAS No. 131 had no effect on the Company's net loss or stockholders' deficit. The Company currently has one operating segment based on the markets in which the Company's operates and the information used to manage the business. Identifiable assets held outside the United States are not material. Revenues attributable to customers outside the United States, primarily in Egypt, amounted to $479,000 in 1999.

Goodwill

In 1999, the Company recorded an impairment loss on the goodwill associated with the Networks acquisition, as the products obtained in the acquisition were no longer being sold by the Company.

New Accounting Pronouncements

The Financial Accounting Board has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is effective for financial statements issued for periods beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect SFAS No. 133 to have an effect on the financial statements as the Company currently has no derivative financial instruments.

Reclassifications

Certain items in 1998 have been reclassified to conform to the 1999 presentation. These reclassifications have no effect on the Company's financial position or results of operations.

                          CAMBIO, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1999 AND 1998



NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                       June 30,
                                                                        1999
                                                                      --------
     Office and warehouse equipment .............................     $280,000
     Leasehold improvements .....................................       27,000
                                                                      --------
                                                                       307,000
     Less accumulated depreciation and amortization .............      166,000
                                                                      --------

                                                                      $141,000
                                                                      ========

NOTE 5 - NOTES PAYABLE TO STOCKHOLDERS

The Company has promissory notes payable to common stockholders of $250,000 bearing interest at 7% per annum, due on demand, collateralized by first position on all assets of the Company.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office and service facilities and certain equipment under noncancelable and month-to-month operating lease agreements, which expire at various dates through 2002. Future minimum lease payments under these agreements for the fiscal years ending June 30, follow:

                 2000.....................................  $   329,000
                 2001.....................................      223,000
                 2002.....................................       79,000
                                                            -----------
                                                            $   631,000
                                                            ===========

Rent expense for the years ended June 30, 1999 and 1998 was $419,000 and $573,000, respectively.

Contingencies

The Company is subject to Value Added Tax in the United Kingdom resulting from the acquisition of Networks and is currently in the process of finalizing the tax liability for all years since 1995. Management believes any liability the Company may owe will not be material to the financial statements.

The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with outside legal counsel, does not believe that the outcome of these actions would have a material impact on the financial statements of the Company.

                          CAMBIO, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1999 AND 1998



NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company has a defined contribution savings plan (401(k)) covering substantially all employees who have completed three months of service. At the discretion of the Board of Directors, the Company can match 50% of employee contributions up to a total contribution of 3% of each employee's annual salary. There were no employer contributions in 1999 and 1998.


NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 50,000,000 shares of Class A and 5,000,000 shares of Class B Common Stock. During 1999, all shares of Class B Common Stock were converted into Class A Common Stock. Class A Common Stock includes the same rights as Class B Common Stock in all respects except for the following:

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

o No shares of Class B Common Stock will be issued without prior approval of the Class A Common stockholders except for stock dividends and stock splits.

Sale of Preferred Stock

During 1999, the Company's Board of Directors approved the issuance of up to 62,500 shares of a newly created Convertible Preferred Stock designated as Series B (the "Preferred Stock") for $100 per share. Each share of Preferred Stock is convertible into 500 shares of the Company's Class A Common Stock and is entitled to receive dividends in an amount equal to the equivalent per share dividend declared on the Class A Common Stock when and as declared by the Board of Directors.

Stock Dividend

In April 1998, the Company effected a three for two stock split paid as a dividend in the form of shares at the rate of one share for every two shares of stock owned at the date of reward. The Company has retroactively reflected the stock dividend in the financial statements for all periods presented.

Conversion of Debt to Equity

In February 1999 and May 1999, the Company converted debt and accrued interest of $1,057,000 and $350,000 into 10,573 and 3,500 shares of the Company's Preferred Stock.

                          CAMBIO, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1999 AND 1998



NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

Stock Plan

The Company has in place the 1994 Stock Incentive Plan which has 1,022,500 shares available for grant. No options are outstanding from this plan. Nonqualified stock options granted to employees in 1999 outside the 1994 plan vest within three years and terminate ten years from the date of grant.

Stock option activity is summarized as follows:

                                                                   Weighted
                                                                    Average
                                                                   Exercise
                                                                     Price
                                                     Shares        Per Share
                                                  -----------     ----------
    Balance at June 30, 1997 .................        140,000     $     5.02
       Granted   .............................          5,000           1.96
       Exercised .............................             --             --
       Cancelled .............................       (115,000)          3.87
                                                  -----------     ----------

    Balance at June 30, 1998..................         30,000           2.73
       Granted   .............................      2,567,000            .20
       Exercised .............................             --             --
       Cancelled .............................        (30,000)          2.73
                                                  ------------    ----------

    Balance at June 30, 1999..................      2,567,000     $     0.20
                                                  ===========     ==========

The following table summarizes information about stock options outstanding as of June 30, 1999:

                                        Weighted       Weighted                        Weighted
                                        Average        Average                         Average
      Exercise           Number         Exercise      Remaining         Number         Exercise
        Price          Outstanding       Price       Life (Years)     Exercisable       Price
      --------         -----------      --------     ------------     -----------      --------
       $ 0.20           2,567,000        $ 0.20           10            556,000          $0.20

The following table depicts the Company's pro forma results had compensation expense for employee stock options been determined based on the fair value at the grant dates as prescribed in SFAS No. 123:

                                                       1999                1998
                                                  --------------      --------------
Net loss applicable to common shareholders
   As reported ..............................     $  (10,015,000)     $   (2,865,000)
   Pro forma ................................        (10,329,000)         (2,875,000)
Basic and diluted net loss per share
   As reported ..............................     $        (2.80)     $        (1.00)
   Pro forma ................................              (2.89)              (1.01)

                          CAMBIO, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1999 AND 1998



NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

The fair value of each option grant was determined using the Black-Scholes model. The weighted average fair value of options granted to employees was $.20 and $2.88 in 1999 and 1998, respectively. The following weighted average assumptions were used to perform the calculations: expected life of 5 years; interest rate of 6%; volatility of 390%; and no dividend yield. The pro forma disclosures above may not be representative of pro forma effects on reported financial results for future years.

Warrants

On May 3, 1999, the Company sold 39,000 shares of preferred stock and issued 1,256,495 warrants to purchase 1,256,495 shares of class A common stock of the Company at $0.20 per share. The warrants were issued as a fee for the sale of the preferred stock. The warrants expire May 6, 2004.

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


NOTE 9 - INCOME TAXES

No provision for taxes was made in 1999 or 1998 due to the losses in each year. The Company increased the valuation allowance on net deferred tax assets by $3,085,000 and $1,203,000 in 1999 and 1998.

The primary differences between the statutory federal tax rate and the effective rate are the non-deductibility of expenses related to discontinued operations, the non-deductibility of goodwill in 1999 related to the Networks acquisition and the valuation allowance provided against deferred tax assets. The Company has $18,062,000 of net operating loss carryforwards for federal purposes and associated state net operating loss carryforwards, which expire at various dates through 2019. Current federal and state tax law includes certain provisions limiting the annual use of net operating loss carryforwards in the event of certain defined changes in stock ownership. The annual use of the Company's net operating loss carryforwards are limited according to these provisions.

Deferred income taxes are comprised of the following at June 30, 1999:

       Accruals not currently deductible................  $   220,000
       Tax loss carry forwards..........................    6,864,000
                                                          -----------
       Total deferred income tax assets.................    7,084,000
       Less valuation allowance.........................   (7,084,000)
                                                          -----------
          Net deferred income tax assets................  $        --
                                                          ===========

                          CAMBIO, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1999 AND 1998




NOTE 10 - MAJOR CUSTOMERS

In 1999, the Company had sales in excess of 10% to three customers amounting to $429,000, $117,000 and $96,000. The customers accounted for 52%, 14% and 12%, respectively, of net revenues.

                               INDEX TO EXHIBITS

                 EXHIBIT
                 NUMBER                        DESCRIPTION
                 -------                       -----------
                  2.1 Agreement and Plan of Merger, dated April 3, 1998, between the Registrant, Networks' majority shareholders and Networks, filed as Exhibit 2.1 to the Registrant's current report on Form 8-K dated April 22, 1998 and incorporated herein by reference.

                  2.2 Agreement of Amendment, dated July 27, 1998, between the Registrant, Networks' majority shareholders and Networks, filed as Annex A to the Registrant's Joint Information/Consent Solicitation Statement on
                           Schedule 14C dated August 14, 1998 and incorporated herein by reference.

                  2.3 Secured Bridge Financial Note dated April 3, 1998, between the Registrant and Networks, filed as Exhibit
                           2.2 to the Registrant's current report on Form 8-K dated April 22, 1998 and incorporated herein by reference.

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

                  3.3 Certificate of Amendment of the Certificate of Incorporation of Cambio, Inc. dated August 5, 1999.

                  3.4 Certificate of the Designations, Powers, Preferences, and Rights of the Series B Convertible Preferred Stock, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999, and incorporated herein by reference.

                  3.5 Certificate of Amendment of the Certificate of the Designations, Powers, Preferences, and Rights of the Series B Convertible Preferred Stock amended August 5, 1999.

                  3.6 Amended and Restated By-Laws of the Company, filed as Exhibit 3.2 to the Registration Statement and incorporated herein by reference.

                 10.1      1994 Stock Incentive Plan of the Company filed as
                           Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (the "1995 10-K") and incorporated herein by reference.

                 10.2 Agreement dated February 2, 1999 by and between Harvey Wm. Glasser, Cambio, Inc., and certain security holders, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998, and incorporated herein by reference.

                 10.3 Agreement dated February 2, 1999 by and between Imperial Loan Management Corporation, Cambio, Inc., and Medbrook Home Health, Inc., filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998, and incorporated herein by reference.

                 10.4 Series B Convertible Preferred Stock Purchase Agreement, dated as of the 1st day of February, 1999 between Cambio, Inc. and certain specified purchasers.

                 21.1      Subsidiaries of the Company.

                 23.1 Consent of Grant Thornton LLP (see page 25 of this Form 10-KSB).

                 24.1      Power of Attorney (see Page 24 of this Form 10-KSB).

                 27.1      Financial Data Schedule.