Form 10QSB
period 1999-09-30
CAMBIO INC
filed 1999-11-15
CIK 852164

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM             TO
                                           -----------    ----------

COMMISSION FILE NUMBER 0-19726

                                  CAMBIO, INC.
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                  94-3022377
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

   Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
             requirements for the past 90 days. Yes  X   No
                                                    ---     ---

As of November 10, 1999, 4,315,214 shares of Class A Common Stock, no shares of Class B Common Stock, and 51,073 shares of Series B Convertible Preferred Stock which are convertible into 25,536,500 shares of Class A Common Stock, were outstanding.

                                  CAMBIO, INC.

                                   FORM 10-QSB


                                      INDEX

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
Part I          Financial Information

                Item 1                   Financial Statements

                                         Condensed Consolidated Balance Sheet as of
                                         September 30, 1999                                            3

                                         Condensed Consolidated Statements of Operations for
                                         the three months ended September 30, 1999 and 1998            4

                                         Condensed Consolidated Statements of Cash Flows for
                                         the three months ended September 30, 1999 and 1998            5

                                         Notes to Condensed Consolidated Financial Statements          6

                Item 2                   Management's Discussion and Analysis of Financial
                                         Condition and Results of Operations                           7

Part II                                  Other Information                                             10

                Item 1                   Legal Proceedings                                             10
                Item 2                   Changes in Securities and Use of Proceeds                     10
                Item 3                   Defaults upon Senior Securities                               10
                Item 4                   Submission of Matters to a Vote of Security Holders           10
                Item 5                   Other Information                                             10
                Item 6                   Exhibits and Reports on Form 8-K                              10

Signature                                                                                              11

                                  CAMBIO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                     ASSETS
Current assets:
 Cash and cash equivalents                                                                  $    760,000
 Accounts receivable - net of allowance
   for doubtful accounts of $42,000                                                              201,000
 Prepaids and deposits                                                                            11,000
                                                                                            ------------
    Total current assets                                                                         972,000

Property and equipment, net                                                                      122,000
Other assets:                                                                                     25,000
                                                                                            ------------
     Total assets                                                                           $  1,119,000
                                                                                            ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable and accrued liabilities                                                   $  2,548,000
 Deferred revenue                                                                                  4,000
 Note payable to stockholder                                                                     250,000
 Liabilities of discontinued operations                                                          678,000
                                                                                            ------------
     Total current liabilities                                                                 3,480,000

Stockholders' deficit:
 Common stock, $0.01 par value - 55,000,000 shares authorized; 4,037,236 shares
  issued and outstanding                                                                          40,000
 Preferred stock, $0.01 par value - 1,000,000 shares authorized; 51,073 shares
  issued and outstanding                                                                           1,000
 Paid in capital                                                                              23,370,000
 Accumulated deficit                                                                         (25,772,000)
                                                                                            ------------
      Total stockholders' deficit                                                             (2,361,000)
                                                                                            ------------
      Total liabilities and stockholders' deficit                                           $  1,119,000
                                                                                            ============



          The accompanying notes are an integral part of this statement

                                  CAMBIO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three Months Ended
                                              September 30,
                                        --------------------------
                                           1999           1998
                                        -----------    -----------
Revenue                                 $   228,000    $   120,000

Operating expenses:
  Cost of revenue                           113,000         10,000
  Sales and marketing                       293,000        105,000
  Services                                  187,000         83,000
  Research and development                  131,000         75,000
  General and administrative expenses       696,000        549,000
                                        -----------    -----------
     Total operating expenses             1,420,000        822,000
                                        -----------    -----------

Loss from operations                     (1,192,000)      (702,000)
                                        -----------    -----------
Other income (expense):
  Interest income                            11,000              0
  Interest expense                          (19,000)        (7,000)
                                        -----------    -----------

Total other expense                          (8,000)        (7,000)
                                        -----------    -----------
Net loss                                $(1,200,000)   $  (709,000)
                                        ===========    ===========
Basic and diluted net loss per
   common share                         $     (0.30)   $     (0.25)
                                        ===========    ===========
Weighted average shares outstanding       3,968,961      2,795,554
                                        ===========    ===========




         The accompanying notes are an integral part of these statements

                                  CAMBIO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                --------------------------
                                                                                   1999           1998
                                                                                -----------    -----------
Cash flows from operating activities:
      Net cash used in operating activities                                     $(1,190,000)   $  (387,000)

Cash flows from investing activities:
  Capital expenditures                                                               (9,000)        (7,000)
  Cash advance to acquired company                                                       --       (638,000)
  Costs related to acquisition                                                           --       (100,000)
                                                                                -----------    -----------
      Net cash used in investing activities                                          (9,000)      (745,000)
                                                                                -----------    -----------

Cash flows from financing activities:
 Proceeds from exercise of stock options                                             36,000             --
 Payments on short-term borrowings                                                       --        (42,000)
 Long-term borrowings                                                                    --          8,000
 Decrease in restricted cash                                                             --        131,000
                                                                                -----------    -----------
      Net cash provided by financing activities                                      36,000         97,000
                                                                                -----------    -----------

      Net change in cash and cash equivalents                                    (1,163,000)    (1,035,000)

      Cash and cash equivalents at beginning of the period                        1,923,000      1,324,000
                                                                                -----------    -----------

      Cash and cash equivalents at end of the period                            $   760,000    $   289,000
                                                                                ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                    $    11,515    $     2,000
    Income taxes                                                                         --          9,000

Supplemental disclosure of noncash investing and financing activities:
  Purchase of Cambio Networks, Inc.
    Common stock issued to sellers                                                       --    $   619,000
    Liabilities assumed                                                                  --      4,658,000
    Acquisition costs                                                                    --        100,000
                                                                                -----------    -----------
      Assets acquired (including goodwill of $4,875,000)                                 --    $ 5,377,000
                                                                                ===========    ===========


         The accompanying notes are an integral part of these statements

                                  CAMBIO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying unaudited condensed consolidated financial statements of the Company for the three months ended September 30, 1999 and 1998 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, certain information and footnote disclosures normally included in a full set of financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999 previously filed with the Securities and Exchange Commission.

2. The Company currently has one operating segment based on the markets in which the Company operates and the information used to manage the business. Identifiable assets held outside the United States are not material. Revenues attributable to customers outside the United States, in Egypt, amounted to $172,000 during the three months ended September 30, 1999. For the three months ended September 30, 1999 the Company had sales to one customer amounting to $172,000 and representing 75% of net revenues. Receivables outstanding from that customer at September 30, 1999 were $201,000.

3. On September 14, 1998, the Company acquired Cambio Networks, Inc., a software development company. Pro forma results of operations assuming the acquisition of Cambio Networks Inc. occurred at the beginning of the Company's fiscal year ended June 30, 1998 are as follows.

                                                   Three months
                                                 ended September
                                                    30, 1998
                                                 ---------------
                Net revenues                     $      340,000

                Net loss                         $   (1,779,000)
                                                 ==============
                Net loss per share:
                 Basic and diluted               $        (0.46)
                                                 ==============
                Weighted average common shares
                  outstanding                         3,832,411
                                                 ==============

4. On February 2, 1999, Cambio transferred all of the issued and outstanding stock of its discontinued healthcare subsidiaries (the "Subsidiaries") to Imperial Loan Management Corporation ("Imperial"). Prior to the transfer, Imperial loaned $900,000 to the Subsidiaries and Cambio, represented by 10% notes payable. Imperial will use its best efforts to liquidate each of the Subsidiaries, settle outstanding obligations and collect all amounts receivable. Cambio remains a guarantor of the Imperial loans, amounting to $678,000. Upon liquidation of the Subsidiaries and settlement of the outstanding indebtedness, Cambio is entitled to receive one-half of any proceeds remaining after payment of Imperial's expenses and the loans. The assets and liabilities of the discontinued businesses consist primarily of the accounts receivable and the Imperial loans. The Company considers the realization of the remaining assets to be unlikely and the assets have been fully provided for. All other material obligations of the Subsidiaries have been settled except for the Imperial loans.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS

PRODUCT IMPROVEMENTS

         In October 1999 the Company released an updated and improved version of its flagship product, netRunner(TM) version 4.0 and a new product, netRunner.com(TM), which is an Internet-enabled extension to netRunner(TM). netRunner(TM) is an asset management database, commonly referred to in the telecommunications industry as inventory management. netRunner(TM) is designed to provide a telecommunications company with a systematic database to identify and manage all of its network equipment from switches to circuits, and to determine how that equipment is utilized and where it is located. This is important in the provision of telecommunications services, as the addition and deletion of customers does not allow for a static network system. The ever-changing telecommunications customer landscape demands that telecommunications companies have a detailed knowledge of the parts and pieces of the network system in order to utilize existing equipment to maximum capacity, design additions, and reconfigure its network as conditions change. netRunner(TM) is designed to be used with wireless and Internet Protocol-based technologies, in addition to a traditional wireline network.

         Additionally, the information netRunner(TM) is able to provide expands beyond the simple what, where and how. It also displays what is not working in a system failure in conjunction with existing standard operations support systems
(OSS) software. As an added benefit, netRunner(TM) provides the basis to identify the existence of assets for valuation in a rate making setting, or in the event of a merger or post-merger, a database rationalization of assets. The Company's most recent product, netRunner.com(TM), expands the scope of users that can access the main inventory database of netRunner(TM) by allowing access through the Internet.

         With these new releases of netRunner(TM) version 4.0 and netRunner.com(TM), the Company believes that it has demonstrated its ability to issue timely improvements to its core product. The Company believes that these improvements position it to take advantage of the market opportunities existing in the telecommunications OSS industry.

SERVICES IMPROVEMENTS

         The Company recently expanded its services capabilities to include data gathering and system migration as a complementary offering to its core product software, netRunner(TM). One of the key elements to the success of any database management system is the ability to identify and load into the database the initial items to be managed. The Company believes that one of its competitive advantages is its complementary data mapping software and its personnel that can accomplish the job of collecting the raw inventory data that makes netRunner(TM) work. Cambio provides the necessary services to get the data into the database, so that not only will the customer have an advanced software inventorying solution, but that customer will have an inventorying solution that actually works. The Company expects this addition to its services capabilities to become a key marketing tool for the Company in the coming year.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999
AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues. Net revenues from continuing operations for the three months ended September 30, 1999 were $228,000 as compared to $120,000 for the three months ended September 30, 1998, an increase of $108,000. The increase in revenues is primarily due to the inclusion of only one month's revenue in 1998 following the Company's acquisition of Cambio Networks Inc. The Cambio Networks Inc. acquisition was the Company's only revenue source for three months ended September 30, 1998.

         Sales and marketing. Sales and marketing expenses for the three months ended September 30, 1999 were $293,000 compared to $105,000 for three months ended September 30, 1998, an increase of $188,000. This increase in sales and marketing expenses is primarily due to the inclusion of only one month's sales and marketing expenses in 1998 following the Company's acquisition of Cambio Networks Inc.

         Services. Services expenses are comprised primarily of salary and related costs for service personnel that were not directly billable to one of the Company's revenue producing projects. Services expenses were $187,000 for the three months ended September 30, 1999 compared to $83,000 for the three months ended September 30, 1998, an increase of $104,000. This increase in services expenses is primarily due to the inclusion of only one month's services expenses in 1998 following the Company's acquisition of Cambio Networks Inc.

         Research and development. Research and development expenses for the three months ended September 30, 1999 were $131,000 compared to $75,000 for the three months ended September 30, 1998, an increase of $56,000. The research and development expenses for three months ended September 30, 1999 represent the expenses associated with the Company's creation of a new research and development team in El Paso, Texas. The research and development expenses for the three months ended September 30, 1998 were based on one month's expenses of Cambio Networks Inc., acquired in September 1998, that was located in Bellevue, Washington in addition to outside development work. During the three months ended September 30, 1999 the Company employed five people in its research and development department as compared to one person for the three months ended September 30, 1998.

         General and administrative. General and administrative expenses for the three months ended September 30, 1999 were $696,000 compared to $549,000 for the three months ended September 30, 1998. The increase represents the change in personnel due to restructuring that took place in second and third quarters of fiscal year 1999 and the inclusion of only one month's general and administrative expenses of Cambio Networks Inc.

         Interest. Interest income in the three months ended September 30, 1999 was $11,000 as compared to none for the three months ended September 30, 1998. The interest income is from the interest earned on the Company's cash sweep account. In the three months ended September 30, 1998 the Company was not earning interest on its cash account. Interest expense for the three months ended September 30, 1999 increased to $19,000 from $7,000 in the three months ended September 30, 1998 and is the result of debt acquired from Cambio Networks Inc.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used cash of $1,190,000 during the three months ended September 30, 1999 compared to a use of $387,000 for the same period in 1998. The primary reason for the increase in the use of cash is the increased operating activities of the Company for the three months ended September 30, 1999 compared to the same period in the previous year. In the three months ended September 30, 1998 the Company had virtually no operating activities other than the continuing wind down of its medical business and one month's operating activities of its then newly acquired subsidiary Cambio Networks Inc. Contributing to the use of funds in the three months ended September 30, 1999 was a lack of revenues during the period.

         During the three months ended September 30, 1999 the Company's investing activities of $9,000 consisted of software and computer/network equipment purchases. The investing activities use of cash for the same period in 1998 in the amount of $745,000 consisted mostly of two items. The first item was the loan to Cambio Networks Inc. in the amount of $638,000 prior to its acquisition by the Company, and the second item was the cost incurred in the acquisition of Cambio Networks Inc. in the amount of $100,000.

         The financing activities during the three months ended September 30, 1999 consisted of the exercise of stock options in the amount of $36,000 as compared to $97,000 in the same period in the prior year. The proceeds from financing activities in the three months ended September 30, 1998 were due to a recovery of cash balances held in restricted accounts.

         The Company's current operations are cash flow negative and as of September 30, 1999, the Company had negative working capital of $2,508,000. With the reorganization of the Company and the introduction of netRunner(TM) in the prior fiscal year, the Company believes that it is poised to take advantage of the market opportunities existing in the telecommunications industry. With the advanced programming that netRunner(TM) represents and the Company's continuing development of this product, the Company believes that additional equity funding will enable it to penetrate and significantly expand in its market niche within the telecommunications industry. The Company is actively engaged in seeking out new equity funding. The Company believes that its current negative operational cash flow is temporal and will be alleviated by increased sales. However, there can be no assurance that sales will increase or capital will be available, or that, if available, capital can be obtained on terms favorable to the Company. If adequate funds are not available, the Company's liquidity could be impaired, which would reduce the Company's ability to grow its business.

         Year 2000 Compliance. The Company has evaluated the potential impact of year 2000 difficulties on the processing of date-sensitive information by the Company's computerized information system and believes that its systems are year 2000 compliant. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company believes that if such year 2000 difficulties arise, the cost of addressing the potential problems will not have a material adverse effect on the Company's financial position, liquidity or results of operations in future periods. The Company's software product, netRunner(TM), is year 2000 compliant. The Company's prior product offering, Comand, in its final release was year 2000 compliant. Earlier versions of the Command product prior to its final version were not year 2000 compliant. The Company made a reasonable business effort to inform its prior Command customers of the fact that certain versions of the Command product were not year 2000 compliant and offered a year 2000 upgrade.

PART II. OTHER INFORMATION

         Item 1.Legal Proceedings
                None.

Item 2.  Changes in Securities
                None.

Item 3.  Defaults Upon Senior Securities
                None.

Item 4.  Submission of Matters to a Vote of Security Holders
                None.

Item 5.  Other Information
                None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                27   Financial Data Schedule - September 30, 1999

         (b)    Reports on Form 8-K

                None.

                                   SIGNATURES


                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:          November 15, 1999

Cambio, Inc.



/s/ K. Crandal McDougall
---------------------------
K. Crandal McDougall
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27                      Financial Data Schedule