Form 10QSB
period 1999-12-31
CAMBIO INC
filed 2000-02-14
CIK 852164

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

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

As of February 10, 2000, 10,773,034 shares of Class A Common Stock, no shares of Class B Common Stock, and 46,073 shares of Series B Convertible Preferred Stock which are convertible into 23,036,500 shares of Class A Common Stock, were outstanding.

                                  CAMBIO, INC.

                                  FORM 10-QSB


                                     INDEX


                                                                                 Page
Part I    Financial Information                                                 Number
                                                                                ------
          Item 1      Financial Statements

                      Condensed Consolidated Balance Sheet as of December
                      31, 1999                                                     3

                      Condensed Consolidated Statements of Operations for
                      the three and six months ended December 31, 1999 and         4
                      1998

                      Condensed Consolidated Statements of Cash Flows for          5
                      the six months ended December 31, 1999 and 1998

                      Notes to Condensed Consolidated Financial Statements         6


          Item 2
                      Management's Discussion and Analysis of Financial            7
                      Condition and Results of Operations

Part II               Other Information                                           12

          Item 1      Legal Proceedings                                           12
          Item 2      Changes in Securities and Use of Proceeds                   12
          Item 3      Defaults upon Senior Securities                             12
          Item 4      Submission of Matters to a Vote of Security Holders         12
          Item 5      Other Information                                           12
          Item 6      Exhibits and Reports on Form 8-K                            13

Signatures                                                                        14

                                  CAMBIO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999
                                   (UNAUDITED)

Current assets
     Cash and cash equivalents                                               $     77,000
     Accounts receivable, less allowance for doubtful accounts of $12,500          36,000
     Prepaid expenses                                                              38,000
                                                                             ------------
         Total current assets                                                     151,000

Property and equipment, net                                                        90,000
                                                                             ------------
         Total assets                                                        $    241,000
                                                                             ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued liabilities                                $  2,511,000
     Deferred revenue                                                               4,000
     Notes payable to stockholder                                                 250,000
     Liabilities of discontinued operations                                       678,000
                                                                             ------------
         Total current liabilities                                              3,443,000

Stockholders' deficit
     Common Stock, $.01 par value -
       55,000,000 shares authorized; 5,313,870 shares issued
          and outstanding                                                          53,000
     Preferred stock, $.01 par value -
       1,000,000 shares authorized; 51,073 share issued and outstanding             1,000
     Paid-in capital                                                           23,412,000
     Accumulated deficit                                                      (26,668,000)
                                                                             ------------
         Total stockholders' deficit                                           (3,202,000)
                                                                             ------------

         Total liabilities and stockholders' equity                          $    241,000
                                                                             ============



          The accompanying notes are an integral part of this statement

                                  CAMBIO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                   Three Months Ended           Six months Ended
                                                      December 31                 December 31
                                              ----------------------------  --------------------------

                                                  1999           1998            1999          1998
                                                  ----           ----            ----          ----

Revenue                                       $   121,000    $   267,000    $   350,000    $   387,000
Operating expenses:
     Cost of revenue                               27,000         63,000        140,000         73,000
     Sales and marketing                          290,000        411,000        583,000        516,000
     Services                                     121,000        344,000        236,000        427,000
     Research and development                      62,000        178,000        266,000        253,000
     General and administrative expenses          504,000        980,000      1,200,000      1,537,000
                                              -----------    -----------    -----------    -----------

        Total operating expenses                1,004,000      1,976,000      2,425,000      2,806,000

Loss from operations                             (883,000)    (1,709,000)    (2,075,000)    (2,419,000)

Other income (expense):
     Interest income                                9,000             --         20,000             --
     Interest expense                             (22,000)       (27,000)       (41,000)       (27,000)
                                              -----------    -----------    -----------    -----------
Total other expense                               (13,000)       (27,000)       (21,000)       (27,000)
                                              -----------    -----------    -----------    -----------
Net Loss                                      $  (896,000)   $(1,736,000)   $(2,096,000)   $(2,446,000)
                                              ===========    ===========    ===========    ===========

Basic and diluted net loss per common share   $     (0.20)   $     (0.45)   $     (0.49)   $     (0.74)
                                              -----------    -----------    -----------    -----------

Weighted average shares outstanding             4,555,440      3,832,411      4,262,201      3,313,983
                                              ===========    ===========    ===========    ===========



         The accompanying notes are an integral part of these statements

                                  CAMBIO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                              Six Months Ended
                                                                                December 31
                                                                        ---------------------------
                                                                            1999            1998
                                                                            ----            ----
Cash flows from operating activities:
            Net cash used in operating activities                       $ (1,929,000)   $(1,295,000)

Cash flows from investing activities:
      Capital Expenditures                                                    (9,000)       (14,000)
      Cash advance to acquired company                                                     (638,000)
      Costs related to acquisition                                                         (100,000)
                                                                         -----------    -----------
            Net cash used in investing activities                             (9,000)      (752,000)

Cash flows from financing activities:
      Proceeds from issuance of common stock                                  92,000
      Short-term borrowings                                                                 584,000
      Long-term borrowings                                                                    8,000
      Decrease in restricted cash                                                           158,000
                                                                         -----------    -----------
            Net cash provided by financing activities                         92,000        750,000
                                                                         -----------    -----------

            Net decrease in cash and cash equivalents                     (1,846,000)    (1,297,000)

Cash and cash equivalents, beginning of period                             1,923,000      1,324,000
                                                                         -----------    -----------

Cash and cash equivalents, end of period                                 $    77,000    $    27,000
                                                                         ===========    ===========

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Interest                                                        $    12,000    $    22,000
         Income taxes                                                    $        --    $    10,000

Supplemental disclosure of noncash investing and financing activities:
      Purchase of Cambio Networks, Inc.
         Common stock issued to sellers                                  $        --    $   619,000
         Liabilities assumed                                                      --      4,658,000
         Acquisition costs                                                        --        100,000
                                                                         -----------    -----------

             Assets acquired (including goodwill of $4,875,000)          $        --    $ 5,377,000
                                                                         ===========    ===========

         Common Stock issued for options exercise                        $    18,000    $        --
                                                                         -----------    -----------



         The accompanying notes are an integral part of these statements

                                  CAMBIO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying unaudited condensed consolidated financial statements of the Company for the three and six months ended December 31, 1999 and 1998 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, certain information and footnote disclosures normally included in a full set of financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999 previously filed with the Securities and Exchange Commission.

2. The Company currently has one operating segment based on the markets in which the Company operates and the information used to manage the business. Identifiable assets held outside the United States are not material. Revenues attributable to customers outside the United States, in Egypt, amounted to $107,000 and $279,000 during the three and six months ended December 31, 1999, respectively. For the three months ended December 31, 1999 the Company had sales to one customer amounting to $107,000 and representing 88% of net revenues. Receivables outstanding from that customer at December 31, 1999 were $26,000.

3. On September 14, 1998, the Company acquired Cambio Networks, Inc., a software development company. Pro forma results of operations assuming the acquisition of Cambio Networks, Inc. occurred at the beginning of the Company's fiscal year ended June 30, 1998 are as follows.


                                                   Six months
                                                     ended
                                                  December 31,
                                                     1998
                                                     ----
           Net revenues                            $   607,000

           Net loss                                $(3,515,000)
                                                   ===========

           Basic and diluted net loss per share:   $     (0.92)
                                                   ===========
           Weighted average common shares
             outstanding                             3,832,411
                                                   ===========

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

5. The weighted average number of common shares outstanding used to calculate "net loss per common share" does not include 25,536,500 shares issuable upon conversion of the Series B Convertible Preferred Stock or 2,738,922 shares issuable upon the exercise of outstanding stock options and warrants at December 31, 1999, because they are anti-dilutive.

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

         In February 2000 the Company announced that it had been selected by Hewlett Packard's Changeengine solutions group to provide netRunner.com(TM) as part of Hewlett Packard's Telecommunication framework solution suite on a worldwide basis. Under this arrangement, netRunner.com(TM) will integrate with Hewlett Packard's enterprise-class process manager, Changeengine, to provide process-based solutions for the telecommunications industry.

         With these new releases of netRunner(TM) version 4.0 and netRunner.com(TM), the Company believes that it has demonstrated its ability to issue timely improvements to its core product. The Company believes that these improvements and its selection to be part of Hewlett Packard's Changeengine solution position Cambio to take advantage of the market opportunities existing in the telecommunications OSS industry and to further expand its customer base.

SERVICES IMPROVEMENTS

         The Company recently expanded its services capabilities to include data gathering and system migration as a complementary offering to its core product software, netRunner(TM). One of the key elements to the success of any database management system is the ability to identify and load into the database the initial items to be managed. The Company believes that one of its competitive advantages is its complementary data mapping software and its personnel that can accomplish the job of collecting the raw inventory data that makes netRunner(TM) work. Cambio provides the necessary services to get the data into the database, so that not only will the customer have an advanced software inventorying solution, but that customer will also have an inventorying solution that actually works. The Company expects this addition to its services capabilities to become a key marketing tool for the Company.

SALE OF CLASS A COMMON STOCK

         On February 1, 2000 the Company consummated a private placement of Class A Common Stock pursuant to which the Company issued 666,666 shares of Class A Common Stock at $0.15 a share for an aggregate consideration of $100,000. On February 7, 2000 certain warrant holders exercised their warrants pursuant to which the Company issued 999,999 shares of Class A Common Stock at $0.15 a share for an aggregate consideration of $150,000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999
AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

         Revenues. Net revenues for the three months ended December 31, 1999 were $121,000 as compared to $267,000 for the three months ended December 31, 1998, a decrease of $146,000. The decrease in revenues is primarily due to the introduction of a new product, netRunner, and the winding down of sales of the Company's previous product offering, Command.

         Sales and marketing. Sales and marketing expenses for the three months ended December 31, 1999 were $290,000 as compared to $411,000 for the three months ended December 31, 1998, a decrease of $121,000. This decrease in sales and marketing expenses is primarily due to the Company's restructuring and resulting reduction in personnel.

         Services. Services expenses are comprised primarily of salary and related costs for service personnel that were not directly billable to one of the Company's revenue-producing projects. Services expenses were $121,000 for the three months ended December 31, 1999 as compared to $344,000 for the three months ended December 31, 1998, a decrease of $223,000. This decrease in services expenses is primarily due to the Company's restructuring and resulting reduction in personnel.

         Research and development. Research and development expenses for the three months ended December 31, 1999 were $62,000 as compared to $178,000 for the three months ended December 31, 1998, a decrease of $116,000. The decrease in research and development expenses is due to the decrease in the use of outside consultants for development of software, which costs more than internal development efforts.

         General and administrative. General and administrative expenses for the three months ended December 31, 1999 were $504,000 as compared to $980,000 for the three months ended December 31, 1998. The decrease represents the change in personnel due to restructuring that took place in second and third quarters of fiscal year 1999.

         Interest. Interest income in the three months ended December 31, 1999 was $9,000 as compared to none for the three months ended December 31, 1998. The interest income is from the interest earned on the Company's cash sweep account. In the three months ended December 31, 1998 the Company was not earning interest on its cash account. Interest expense for the three months ended December 31, 1999 decreased to $22,000 from $27,000 in the three months ended December 31, 1998 as a result of reduced debt outstanding.

SIX MONTHS ENDED DECEMBER 31, 1999
AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1998

         Revenues. Net revenues for the six months ended December 31, 1999 were $350,000 as compared to $387,000 for the six months ended December 31, 1998, a decrease of $37,000. The decrease in revenues is primarily due to the introduction of a new product, netRunner, and the winding down of sales of the Company's previous product offering, Command.

         Sales and marketing. Sales and marketing expenses for the six months ended December 31, 1999 were $583,000 as compared to $516,000 for the six months ended December 31, 1998, an increase of $67,000. This increase in sales and marketing expenses is primarily due to the inclusion of only four months' software and related services sales and marketing expenses in 1998 following the Company's acquisition of Cambio Networks Inc.

         Services. Services expenses were $236,000 for the six months ended December 31, 1999 as compared to $427,000 for the six months ended December 31, 1998, a decrease of $191,000. This decrease in services expenses is primarily due to the reduction in staff and an increase in billable staff time.

         Research and development. Research and development expenses for the six months ended December 31, 1999 were $266,000 as compared to $253,000 for the six months ended December 31, 1998, an increase of $13,000.

The research and development expenses for six months ended December 31, 1999 represent the expenses associated with the Company's creation of a new research and development team in El Paso, Texas. The research and development expenses for the six months ended December 31, 1998 were based on four months' expenses from software related activities following the Company's acquisition of Cambio Networks Inc., compared to a full six months of research and development activities for the six months ended December 31, 1999. This resulted in the slight increase in expenses for the six months ended in 1999 over 1998.

         General and administrative. General and administrative expenses for the six months ended December 31, 1999 were $1,200,000 as compared to $1,537,000 for the six months ended December 31, 1998. The decrease represents the change in personnel due to restructuring that took place in second and third quarters of fiscal year 1999.

         Interest. Interest income in the six months ended December 31, 1999 was $20,000 as compared to none for the six months ended December 31, 1998. The interest income is from the interest earned on the Company's cash sweep account. In the six months ended December 31, 1998 the Company was not earning interest on its cash account. Interest expense for the six months ended December 31, 1999 increased to $41,000 from $27,000 in the six months ended December 31, 1998. The difference in interest expense between the two periods is primarily a result of the six months ended December 31, 1998 containing only four months of interest compared to six full months of interest for the six months ended December 31, 1999 a result of the acquisition of Cambio Networks, Inc. in September 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used cash of $1,929,000 during the six months ended December 31, 1999 as compared to a use of $1,295,000 for the same period in 1998. The primary reason for the increase in the use of cash is the increased operating activities of the Company for the six months ended December 31, 1999 as compared to the same period in the previous year. In the six months ended December 31, 1998 the Company had virtually no operating activities associated with its medical business other than the continuing wind down of its medical business and four months' operating activities associated with its new software and services related business after the acquisition of Cambio Networks Inc. Contributing to the use of funds in the six months ended December 31, 1999 was a lack of revenues during this period.

         During the six months ended December 31, 1999 the Company's investing activities of $9,000 consisted of software and computer/network equipment purchases. The investing activities use of cash for the same period in 1998 in the amount of $752,000 consisted mostly of two items. The first item was the loan to Cambio Networks Inc. in the amount of $638,000 prior to its acquisition by the Company, and the second item was the cost incurred in the acquisition of Cambio Networks Inc. in the amount of $100,000.

         The financing activities during the six months ended December 31, 1999 consisted of the exercise of stock options in the amount of $92,000 as compared to $750,000 in the same period in the prior year. The proceeds from financing activities in the six months ended December 31, 1998 were due to a recovery of cash balances held in restricted accounts and short-term financing.

         The Company's current operations are cash flow negative and as of December 31, 1999, the Company had negative working capital of $3,292,000. With the reorganization of the Company and the introduction of netRunner(TM) in the prior fiscal year, the Company believes that it is poised to take advantage of the market opportunities existing in the telecommunications industry. With the advanced programming that netRunner(TM) represents and the Company's continuing development of this product, the Company believes that additional equity funding will enable it to penetrate and significantly expand in its market niche within the telecommunications industry. The Company is actively engaged in seeking out new equity funding. The Company believes that its current negative operational cash flow is temporal and will be alleviated by increased sales. However, there can be no assurance that sales will increase or that new equity funding will be available, or that, if available, capital can be obtained on terms favorable to the Company. If adequate funds are not available, the Company's ability to continue as a going concern would be impaired.

         Year 2000 Compliance. The Company has evaluated the potential impact of year 2000 difficulties on the processing of date-sensitive information by the Company's computerized information system and believes that its systems are year 2000 compliant. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company believes that if such year 2000 difficulties arise, the cost of addressing the potential problems will not have a material adverse effect on the Company's financial position, liquidity or results of operations in future periods. The Company's software product, netRunner(TM), is year 2000 compliant. The Company's prior product offering, Command, in its final release was year 2000 compliant. Earlier versions of the Command product prior to its final version were not year 2000 compliant. The Company made a reasonable business effort to inform its prior Command customers of the fact that certain versions of the Command product were not year 2000 compliant and offered a year 2000 upgrade. As of January 31, 2000 the Company has not experienced any year 2000 problems and does not anticipate any at this point.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
            None.

Item 2.  Changes in Securities

         The Company entered into agreements in January 2000 for consulting services from two entities, OTCVISION.COM and A-Z Professional Consulting. Pursuant to these contracts 50,000 shares of Class A Common Stock were issued to OTCVISION.COM and 1,066,667 shares to A-Z Professional Consulting, or their designees for services rendered or to be rendered. Under the contract with A-Z Professional Consulting the Company is committed to issue an additional 2,133,333 shares of Class A Common Stock with half due on July 12, 2000 and the remaining amount due on January 12, 2001 for services provided pursuant to the contract during the 12 month period ending January 12, 2001.

         On February 1, 2000 the Company consummated a private placement of Class A Common Stock pursuant to which the Company issued 666,666 shares at $0.15 a share for an aggregate consideration of $100,000. In connection with the sale of stock, the Company issued 175,832 shares of Class A Common Stock in settlement of consulting services provided. Additionally, there were 1,999,998 warrants issued on February 1, 2000. Each warrant is exercisable for one share of Class A Common Stock at $0.15 per share for a total aggregate exercise price of $300,000, and expires on May 1, 2000. On February 7, 2000 certain of the warrant holders exercised 999,999 warrants that resulted in the issuance of 999,999 shares of Class A Common Stock for an aggregate consideration of $150,000.

         Additionally, Series B Preferred Stock shareholders presented 5,000 shares of Series B Preferred Stock for conversion into Class A Common Stock. That resulted in 2,500,000 shares of Class A Common Stock being issued subsequent to December 31, 1999 and the date of this filing.


Item 3.  Defaults Upon Senior Securities
                None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on December 8, 1999 (the "Annual Meeting"). The following matters were voted upon and approved by the Company's stockholders at the Annual Meeting:

(a) The election of three directors to serve for the ensuing year. The following nominees were elected as directors of the Company (with the company's stockholders having voted as set forth below):

----------------------- ------------ ---------------------------
NOMINEE                 VOTES FOR    WITHHELD AUTHORITY TO VOTE
----------------------- ------------ ---------------------------
Philip Chapman          18,376,407   25,746
Ali Al-Dahwi            18,376,406   25,747
K. Crandal McDougall    18,196,582   205,571
----------------------- ------------ ---------------------------

(b) The ratification of the appointment of Grant Thornton LLP as the Company's independent certified public accountants for the fiscal year ending June 30, 2000. The Company's stockholders voted as follows:

                  For               18,397,903
                  Against                4,248
                  Abstentions:               2

Item 5.  Other Information
            None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                27   Financial Data Schedule - December 31, 1999

         (b)    Reports on Form 8-K

                None.

                                   SIGNATURES


                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 14 , 2000

Cambio, Inc.



/s/ K. Crandal McDougall
------------------------
K. Crandal McDougall
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

  27           Financial Data Schedule