Form 10QSB
period 2000-03-31
CAMBIO INC
filed 2000-05-15
CIK 852164

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

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

As of May 8, 2000, 33,073,470 shares of Class A Common Stock, no shares of Class B Common Stock, and 8,067 shares of Series B Convertible Preferred Stock which are convertible into 4,033,500 shares of Class A Common Stock, were outstanding.

                                  CAMBIO, INC.

                                   FORM 10-QSB


                                      INDEX

                                                                                  Page
                                                                                 Number
                                                                                 ------
Part I     Financial Information

           Item 1    Financial Statements

                     Condensed  Consolidated  Balance  Sheet as of March 31,
                     2000                                                          3

                     Condensed  Consolidated  Statements of  Operations  for
                     the  three and nine  months  ended  March 31,  2000 and       4
                     1999

                     Condensed  Consolidated  Statements  of Cash  Flows for       5
                     the nine months ended March 31, 2000 and 1999

                     Notes to Condensed Consolidated Financial Statements          6


           Item 2    Management's   Discussion  and  Analysis  of  Financial
                     Condition and Results of Operations                           7

Part II              Other Information                                             11

           Item 1    Legal Proceedings                                             11
           Item 2    Changes in Securities and Use of Proceeds                     11
           Item 3    Defaults upon Senior Securities                               11
           Item 4    Submission of Matters to a Vote of Security Holders           11
           Item 5    Other Information                                             11
           Item 6    Exhibits and Reports on Form 8-K                              12

Signatures                                                                         13

                                  CAMBIO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 21, 2000
                                   (UNAUDITED)


                                     ASSETS

Current assets
     Cash and cash equivalents                                               $     56,000
     Accounts receivable                                                           49,000
     Prepaid expenses                                                             173,000
                                                                             ------------
         Total current assets                                                     278,000

Property and equipment, net                                                        81,000
                                                                             ------------


         Total assets                                                        $    359,000
                                                                             ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued liabilities                                $  2,625,000
     Deferred revenue                                                               3,000
     Notes payable to stockholder                                                 495,000
     Liabilities of discontinued operations                                       678,000
                                                                             ------------
         Total current liabilities                                              3,801,000

Stockholders' deficit
     Common Stock, $.01 par value -
          55,000,000 shares authorized; 28,280,123 shares issued
               and outstanding                                                    283,000
     Preferred stock, $.01 par value -
          1,000,000 shares authorized; 13,523 share issued and outstanding             --

     Paid-in capital                                                           24,051,000

     Accumulated deficit                                                      (27,776,000)
                                                                             ------------
         Total stockholders' deficit                                           (3,442,000)
                                                                             ------------

         Total liabilities and stockholders' equity                          $    359,000
                                                                             ============


         The accompanying notes are an integral part of this statement.

                                  CAMBIO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months Ended             Nine months Ended
                                                        March 31                       March 31
                                              ----------------------------    ----------------------------
                                                  2000            1999            2000            1999
                                              ------------    ------------    ------------    ------------
Revenue                                       $    317,000    $    373,000    $    667,000    $    760,000
Operating expenses:
     Cost of revenue                               121,000         171,000         261,000         244,000
     Sales and marketing                           285,000         356,000         868,000       1,050,000
     Services                                       67,000         165,000         303,000         488,000
     Research and development                      136,000          60,000         401,000         313,000
     Administrative and general expenses           791,000         750,000       1,991,000       2,213,000
                                              ------------    ------------    ------------    ------------
        Total operating expenses                 1,400,000       1,502,000       3,824,000       4,308,000
Loss from operations                            (1,083,000)     (1,129,000)     (3,157,000)     (3,548,000)
Other income (expense):
     Interest income                                 2,000            --            21,000            --
     Interest expense                              (27,000)        (35,000)        (68,000)        (62,000)
                                              ------------    ------------    ------------    ------------
Total other expense                                (25,000)        (35,000)        (47,000)        (62,000)
Loss from discontinued operations                     --          (170,000)           --          (170,000)
                                              ------------    ------------    ------------    ------------
Net Loss                                      $ (1,108,000)   $ (1,334,000)   $ (3,204,000)   $ (3,780,000)
                                              ============    ============    ============    ============
Basic and diluted net loss per common share   $      (0.06)   $      (0.35)   $      (0.37)   $      (1.08)
                                              ------------    ------------    ------------    ------------
Weighted average shares outstanding             17,314,000       3,832,000       8,613,000       3,488,000
                                              ============    ============    ============    ============




        The accompanying notes are an integral part of these statements.

                                  CAMBIO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                        March 31
                                                                                --------------------------
                                                                                    2000           1999
                                                                                -----------    -----------
Cash flows from operating activities:
            Net cash used in operating activities                               $(2,595,000)   $(1,954,000)

Cash flows from investing activities:
      Capital Expenditures                                                          (17,000)       (14,000)
      Cash advance to acquired company                                                 --         (638,000)
      Costs related to acquisition                                                     --         (100,000)
                                                                                -----------    -----------
            Net cash used in investing activities                                   (17,000)      (752,000)

Cash flows from financing activities:
      Proceeds from issuance of common stock                                        500,000        803,000
      Short-term borrowings                                                         245,000        631,000
      Long-term borrowings                                                             --          250,000
      Decrease in restricted cash                                                      --         (302,000)
                                                                                -----------    -----------
            Net cash provided by (used in) financing activities                     745,000      1,382,000
                                                                                -----------    -----------
            Net decrease in cash and cash equivalents                            (1,867,000)    (1,324,000)
Cash and cash equivalents, beginning of period                                    1,923,000      1,324,000
Cash and cash equivalents, end of period                                        $    56,000    $      --
                                                                                ===========    ===========
Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Interest                                                               $    17,000    $    10,000
         Income taxes                                                           $      --      $      --
Supplemental disclosure of noncash investing and financing activities:
      Purchase of Cambio Networks, Inc.
         Common stock issued to sellers                                         $      --      $   619,000
         Liabilities assumed                                                           --        4,658,000
         Acquisition costs                                                             --          100,000
                                                                                -----------    -----------
             Assets acquired (including goodwill of $4,875,000)                 $      --      $ 5,377,000
                                                                                ===========    ===========







        The accompanying notes are an integral part of these statements.

                                  CAMBIO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The accompanying unaudited condensed consolidated financial statements of the Company for the three and nine months ended March 31, 2000 and 1999 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results to be expected for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, information and footnote disclosures normally included in a full set of financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999, previously filed with the Securities and Exchange Commission.

2. The Company currently has one operating segment based on the markets in which the Company operates and the information used to manage the business. Identifiable assets held outside the United States are not material. Revenues attributable to customers outside the United States amounted to $314,000 and $593,000 during the three and nine months ended March 31, 2000, respectively. For the three months ended March 31, 2000, the Company had sales to one customer amounting to $288,000, representing 91% of net revenues. Receivables outstanding from that customer at March 31, 2000, were $12,000.

3. On September 14, 1998, the Company acquired Cambio Networks, Inc., a software development company. Pro forma results of operations assuming the acquisition of Cambio Networks, Inc. occurred at the beginning of the Company's fiscal year ended June 30, 1998, are as follows.


                                           Nine months
                                         ended March 31,
                                              1999
                                          -----------
Net revenues                              $ 1,977,000

Net loss                                  $(5,410,000)
                                          ===========

Basic and diluted net loss per share:     $     (1.41)
                                          ===========
Weighted average common shares
  outstanding                               3,832,000
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

5. The weighted average number of common shares outstanding used to calculate "net loss per common share" does not include 6,761,500 shares issuable upon conversion of the Series B Convertible Preferred Stock or 6,457,000 shares issuable upon the exercise of outstanding stock options and warrants at March 31, 2000, because they are anti-dilutive.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS

PRODUCT IMPROVEMENTS

          In October 1999 the Company released an updated and improved version of its flagship product, netRunner(TM) version 4.0 and a new product, netRunner.com(TM), which is an Internet-enabled extension to netRunner(TM). netRunner(TM) is an asset management database, commonly referred to in the telecommunications industry as inventory management. In February 2000 the Company introduced netRunner CMP(TM) (Configuration Management/Provisioning) Version 4.5. netRunner CMP(TM) provides expanded usability with a new user interface and a new library module, as well as moving the product capability to allow telecommunications equipment and circuit provisioning. netRunner CMP(TM) is designed to provide a telecommunications company with a systematic database to identify and manage all of its network equipment from switches to circuits, and to determine how that equipment is utilized and where it is located. This is important in the provision of telecommunications services, as the addition and deletion of customers does not allow for a static network system. The ever-changing telecommunications customer landscape demands that telecommunications companies have a detailed knowledge of the parts and pieces of the network system in order to utilize existing equipment to maximum capacity, design additions, and reconfigure its network as conditions change. netRunner(TM) is designed to be used with wireless and Internet Protocol-based technologies, in addition to a traditional wireline network.

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

RELATIONSHIPS WITH PARTNERS

          In April 2000 the Company announced that it had been selected by Hewlett Packard's Changeengine solutions group to provide netRunner.com(TM) as part of Hewlett Packard's Telecommunication framework solution suite on a worldwide basis. Under this arrangement, netRunner.com(TM) will integrate with Hewlett Packard's enterprise-class process manager, Changeengine, to provide process-based solutions for the telecommunications industry. In March 2000 the Company also entered into a partnership agreement with Sapura System Malaysia. This relationship with Sapura provides the Company with marketing and services support in Southeast Asia.

          The Company also recently announced that it was selected by Hewlett Packard Malaysia to provide its infrastructure inventory management system, netRunner CMP(TM), for Telekom Cellular Sdn Bhd in Malaysia. Telekom Cellular Sdn Bhd is a subsidiary of Telekom Malaysia Berhad ((TM)B). Telekom Cellular Sdn Bhd is a wireless telecommunications provider and will represent the first installation of netRunner in a wireless telecommunications environment.

          With these new releases of netRunner CMP(TM) and netRunner.com(TM), the Company believes that it has demonstrated its ability to issue timely improvements to its core product. The Company believes that these improvements and its selection to be part of Hewlett Packard's Changeengine solution position Cambio to take advantage of the market opportunities existing in the telecommunications OSS industry and to further expand its customer base.

SERVICES IMPROVEMENTS

         The Company recently expanded its services capabilities to include data gathering and system migration as a complementary offering to its core product software, netRunner(TM). One of the key elements to the success of any database management system is the ability to identify and load into the database the initial items to be managed. The Company believes that one of its competitive advantages is its complementary data mapping software and its personnel that can accomplish the job of collecting the raw inventory data that makes netRunner(TM) work. Cambio provides the necessary services to get the data into the database, so that not only will the customer have an advanced software inventory solution, but that customer will also have an inventory solution that actually works. The Company expects this addition to its services capabilities to become a key marketing tool for the Company.

SALE OF CLASS A COMMON STOCK

         On February 1, 2000 the Company consummated a private placement of Class A Common Stock pursuant to which the Company issued 666,666 shares of Class A Common Stock at $0.15 a share for an aggregate consideration of $100,000. Since February 2000 warrant holders have exercised all of their warrants pursuant to which the Company issued 1,999,998 shares of Class A Common Stock at $0.15 a share for an aggregate consideration of $300,000. In April 2000 the Company consummated a private placement of Class A Common Stock pursuant to which the Company issued 800,000 shares of Class A Common Stock at $0.25 a share for an aggregate consideration of $200,000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000
AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Revenues. Net revenues for the three months ended March 31, 2000 were $317,000 as compared to $373,000 for the three months ended March 31, 1999, a decrease of $56,000. The revenue stream for the three months ended March 31, 2000 is primarily made up of netRunner(TM) software and services provided to the Hewlett-Packard Telecom Egypt project. This revenue stream is functionally different from the revenue stream for the three months ended March 31, 1999 which was primarily made up of software and services from the Company's previous product offering, Command, for several different customers. The decrease is the result of the change in the Company's product offering and marketing effort with respect to the new product.

         Sales and marketing. Sales and marketing expenses for the three months ended March 31, 2000 were $285,000 as compared to $356,000 for the three months ended March 31, 1999, a decrease of $71,000. This decrease in sales and marketing expenses is primarily due to the Company's restructuring and resulting reduction in personnel.

         Services. Services expenses are comprised primarily of salary and related costs for service personnel that were not directly billable to one of the Company's revenue-producing projects. Services expenses were $67,000 for the three months ended March 31, 2000 as compared to $165,000 for the three months ended March 31, 1999, a decrease of $98,000. This decrease in services expenses is primarily due to the reduced level of services provided during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

         Research and development. Research and development expenses for the three months ended March 31, 2000 were $136,000 as compared to $60,000 for the three months ended March 31, 1999, an increase of $76,000. The increase in research and development expenses is due to the increase in the use of outside consultants for development of software and the addition of personnel since the prior year's quarter.

         General and administrative. General and administrative expenses for the three months ended March 31, 2000 were $791,000 as compared to $750,000 for the three months ended March 31, 1999. The increase of $41,000 is a function of personnel and consulting expenses that increased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. General and administrative expenses include expenses related to accounting, human resources, and general office expenses.

         Interest. Interest income in the three months ended March 31, 2000 was $2,000 as compared to none for the three months ended March 31, 1999. The interest income is from the interest earned on the Company's cash sweep account. In the three months ended March 31, 1999, the Company was not earning interest on its cash account. Interest expense for the three months ended March 31, 2000 decreased to $27,000 from $35,000 in the three months ended March 31, 1999 as a result of reduced debt outstanding.

NINE MONTHS ENDED MARCH 31, 2000
AS COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

         Revenues. Net revenues for the nine months ended March 31, 2000 were $667,000 as compared to $760,000 for the nine months ended March 31, 1999, a decrease of $93,000. The revenue stream for the nine months ended March 31, 2000 is primarily made up of netRunner(TM) software and services provided to the Hewlett-Packard Telecom Egypt project. This revenue stream is functionally different from the revenue stream for the nine months ended March 31, 1999 which was primarily made up of software and services from the Company's previous product offering, Command, for several different customers. The decrease is the result of the change in the Company's product offering and marketing effort with respect to the new product.

         Sales and marketing. Sales and marketing expenses for the nine months ended March 31, 2000 were $868,000 as compared to $1,050,000 for the nine months ended March 31, 1999, an decrease of $182,000. This decrease in sales and marketing expenses is due to the much smaller sales and marketing force operating during the nine month period ending March 31, 2000 as compared to nine months ended March 31, 1999.

         Services. Services expenses were $303,000 for the nine months ended March 31, 2000 as compared to $488,000 for the nine months ended March 31, 1999, a decrease of $185,000. This decrease in services expenses is primarily due to the reduction in staff and an increase in billable staff time.

         Research and development. Research and development expenses for the nine months ended March 31, 2000 were $401,000 as compared to $313,000 for the nine months ended March 31, 1999, an increase of $88,000. The research and development expenses for nine months ended March 31, 2000 represent the expenses associated with the Company's creation of a new research and development team in El Paso, Texas. The research and development expenses for the nine months ended March 31, 1999 were based on seven months' expenses from software related activities following the Company's acquisition of Cambio Networks Inc., compared to a full nine months of research and development activities for the nine months ended March 31, 2000. This resulted in the increase in expenses for the nine months ended in 2000 over 1999.

         General and administrative. General and administrative expenses for the nine months ended March 31, 2000 were $1,991,000 as compared to $2,213,000 for the nine months ended March 31, 1999. The decrease represents the change in personnel due to restructuring that took place in second and third quarters of fiscal year 1999.

         Interest. Interest income in the nine months ended March 31, 2000 was $21,000 as compared to $0 for the nine months ended March 31, 1999. The interest income is from the interest earned on the Company's cash sweep account. In the nine months ended March 31, 1999 the Company was not earning interest on its cash account. Interest expense for the nine months ended March 31, 2000 increased to $68,000 from $62,000 in the nine months ended March 31, 1999. The difference in interest expense between the two periods is primarily a result of the nine months ended March 31, 1999 containing only seven months of interest compared to nine full months of interest for the nine months ended March 31, 2000 as a result of the acquisition of Cambio Networks, Inc. in September 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used cash of $2,595,000 during the nine months ended March 31, 2000 as compared to a use of $1,954,000 for the same period in 1999. The primary reason for the increase in the use of cash is the increased operating activities of the Company for the nine months ended March 31, 2000 as compared to the same period in the previous year. In the nine months ended March 31, 1999 the Company had virtually no operating activities associated with its medical business other than the continuing wind down of its medical business and seven months' operating activities associated with its new software and services related business after the acquisition of Cambio Networks Inc. Contributing to the use of funds in the nine months ended March 31, 2000 was a lack of revenues during this period.

         During the nine months ended March 31, 2000 the Company's investing activities of $17,000 consisted of software and computer/network equipment purchases. The investing activities use of cash for the same period in 1999 in the amount of $752,000 consisted mostly of two items. The first item was the loan to Cambio Networks Inc. in the amount of $638,000 prior to its acquisition by the Company, and the second item related to the legal, accounting, and other costs incurred in the acquisition of Cambio Networks Inc. in the amount of $100,000.

         The proceeds from financing activities during the nine months ended March 31, 2000 were $745,000 as compared to $1,382,000 in the same period in the prior year. The proceeds for the nine months ended March 31, 2000 were comprised of 500,000 from stock purchases and the exercise of options and warrants. An additional $459,000 of shares were issued for services rendered or to be rendered, and settlements with creditors. A loan of $245,000 was provided by the President and CEO, Ali Al-Dahwi. The loan is for a period of 90 days at 8% per annum interest, and is due on demand at the end of the 90 days

         The Company's current operations are cash flow negative and as of March 31, 2000, the Company had negative working capital of $3,523,000. With the reorganization of the Company and the introduction of netRunner(TM) in the prior fiscal year, the Company believes that it is poised to take advantage of the market opportunities existing in the telecommunications industry. With the advanced programming that netRunner(TM) represents and the Company's continuing development of this product, the Company believes that additional equity funding will enable it to penetrate and significantly expand in its market niche within the telecommunications industry. The Company is actively engaged in seeking out equity funding. The Company believes that its current negative operational cash flow is temporal and will be alleviated by increased sales. However, there can be no assurance that sales will increase or that new equity funding will be available, or that, if available, capital can be obtained on terms favorable to the Company. If adequate funds are not available through increased sales and, or, equity funding, the Company's ability to continue as a going concern would be impaired.


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings
                 None.

Item 2.  Changes in Securities

         The Company entered into agreements in January 2000 for consulting services from two entities, OTCVISION.COM and A-Z Professional Consulting. Pursuant to these contracts 50,000 shares of Class A Common Stock were issued to OTCVISION.COM and 1,066,667 shares to A-Z Professional Consulting, or their designees for services rendered or to be rendered. Under the contract with A-Z Professional Consulting the Company is committed to issue an additional 2,133,333 shares of Class A Common Stock with half due on July 12, 2000 and the remaining amount due on January 12, 2001 for services provided pursuant to the contract during the 12 month period ending January 12, 2001. The Company issued an additional 604,187 shares of Class A Common Stock in payment of various consulting services or in the settlement of prior vendor services subsequent to February 10, 2000.

         On February 1, 2000 the Company consummated a private placement of Class A Common Stock pursuant to which the Company issued 666,666 shares at $0.15 a share for an aggregate consideration of $100,000. In connection with the sale of stock, the Company issued 175,832 shares of Class A Common Stock in settlement of consulting services provided. Additionally, there were 1,999,998 warrants issued on February 1, 2000. Since February 1, 2000 warrant holders exercised all 1,999,998 warrants that resulted in the issuance of 1,999,998 shares of Class A Common Stock for an aggregate consideration of $300,000. The President and CEO exercised 760,000 options for the issuance of 760,000 shares of Class A Common Stock for an aggregate consideration of $152,000. Additional employee options exercises resulted in the issuance of 133,250 shares of Class A Common Stock for an aggregate consideration of $26,650. The Company issued 800,000 shares of Class A Common Stock in April 2000 in a private placement at $0.25 per share for an aggregate consideration of $200,000.

         Since January 1, 2000 the Series B Preferred Stock shareholders have presented 43,006 shares of Series B Preferred Stock for conversion into Class A Common Stock. That resulted in 21,503,000 shares of Class A Common Stock being issued.


Item 3.  Defaults Upon Senior Securities

                See Item 5 below.

Item 4.  Submission of Matters to a Vote of Security Holders

                 None.

Item 5.  Other Information

         As discussed in Note 4 to the financial statements herein, Cambio is a party to an agreement (the "Agreement") dated February 2, 1999 with Imperial Loan Management Corporation ("Imperial"). The primary subject matter of the agreement concerns the liquidation of assets transferred from Cambio to Imperial and the use of those liquidation proceeds as payment of two outstanding loans between Imperial and Cambio and Cambio's wholly owned subsidiary.

         The Agreement required Cambio, among other things, to pay fees to Imperial for the liquidation of assets transferred to Imperial, pay interest to Imperial on the outstanding principal balance of the loans, and to pay the remaining outstanding principal balance on the loans on February 1, 2000, if liquidation proceeds had not already satisfied the loans. Imperial's obligation under the Agreement, among other things, was to liquidate the assets transferred to Imperial (consisting primarily of Medicare related receivables of the Company's former medical business), apply the proceeds of said liquidation to pay down the outstanding loan balances, and to provide quarterly reports to Cambio with respect to Imperial's progress in liquidating the assets transferred from Cambio to Imperial.

         By letter dated August 16, 1999 Cambio notified Imperial that Imperial was in breach of the Agreement by virtue of the fact that Imperial had not provided quarterly reports for the quarters ended March 31 and June 30, 1999. Cambio further advised Imperial that Cambio would discontinue paying any additional funds to Imperial until this breach was cured. In late September of 1999 Imperial subsequently provided reports for the quarters ended March 31, 1999 and June 30, 1999. Since then, no additional quarterly reports have been provided by Imperial as required by the Agreement. Additionally, through discussions with Imperial and the reports provided, it appears that Imperial has liquidated only $80,000 of the $1,300,000 in assets transferred to it. Cambio's requests for information documenting why the liquidation process has not gone any further have been ignored. Consequently, Cambio has made no attempt to satisfy its obligations otherwise required under the Agreement , in accordance with the notification given in Cambio's August 16, 1999 letter to Imperial.

         Imperial is required under the agreement to use its "best efforts" to liquidate the assets transferred to Imperial. To date, Imperial has provided no documentation that would explain why the assets transferred to Imperial have not been liquidated. Cambio believes that Imperial is in breach of the agreement due to the failure of Imperial to provide the required quarterly reports and Imperial's apparent failure to use its best efforts to collect on the accounts receivable transferred from Cambio to Imperial. Therefore, Cambio believes that it is not in default of its obligations under the agreement by not paying the otherwise required payment of the outstanding principal balance of the loans. Due to the difficulty in determining how this matter will ultimately be resolved, Cambio is disclosing this situation in Item 5 of this filing and is providing for a cross-reference to this disclosure under Item 3 above.


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                27         Financial Data Schedule - March 31, 2000

         (b)    Reports on Form 8-K

                Current Report on Form 8-K, Item 5. Other Events, filed on March 7, 2000.

                                   SIGNATURES


                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     May 15 , 2000

Cambio, Inc.



/s/ K. CRANDAL McDOUGALL
------------------------
K. Crandal McDougall
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

27                            Financial Data Schedule - March 31, 2000