Form 10KSB40
period 2000-06-30
CAMBIO INC
filed 2000-10-13
CIK 852164

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITES EXCHANGE ACT OF 1934
       For the fiscal year ended June 30, 2000

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period of         to

                          Commission File No. 000-24637
                                  CAMBIO, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                        94-3022377
   (State of Other Jurisdiction of                          (I.R.S. Employer
    Incorporation or Organization)                        Identification Number)

6006 North Mesa Street, El Paso, Texas                            79912
(Address of Principal Executive Offices)                        (Zip Code)

                                  915-581-5828
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12 (b) of the Act: NONE

          Securities registered pursuant to Section 12 (g) of the Act:
                      CLASS A COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The aggregate market value of the voting stock (Class A Common Stock, $.01 par value) held by non-affiliates of the registrant on September 29, 2000 was $9,884,000 based on the closing sales price of the Class A Common Stock on such date.

     The number of shares of Class A Common Stock outstanding on September 29, 2000 was 50,032,245. There were no shares of Class B Common Stock outstanding and 500 shares of Series B Convertible Preferred Stock were outstanding. The Series B Convertible Stock is convertible into 250,000 shares of Class A Common Stock.

     Cambio, Inc. revenue for the twelve months ending June 30, 2000 was $983,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                  CAMBIO, INC.

                                2000 Form 10-KSB

                                TABLE OF CONTENTS


PART I.            .......................................................................................   4

         ITEM 1.           DESCRIPTION OF BUSINESS........................................................   4

         ITEM 2.           DESCRIPTION OF PROPERTY........................................................   8

         ITEM 3.           LEGAL PROCEEDINGS..............................................................   9

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                           HOLDERS........................................................................   9

PART II.           .......................................................................................  10

         ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                           MATTERS........................................................................  10

         ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                           PLAN OF OPERATION..............................................................  11

         ITEM 7.           FINANCIAL STATEMENTS...........................................................  19

         ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE............................................  19

PART III.          .......................................................................................  20

         ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                           OF THE EXCHANGE ACT............................................................  20

         ITEM 10.          EXECUTIVE COMPENSATION.........................................................  22

         ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT.................................................................  24

         ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS...................................................................  25

         ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K...............................................  26

PART I

FORWARD-LOOKING STATEMENTS

         This document contains forward-looking statements that involve risks and uncertainties that could cause the results of Cambio to differ materially from those expressed or implied by such forward-looking statements. These risks include the timely development, production and acceptance of new products and services and their feature sets; the challenge of managing asset levels; the flow of products into third-party distribution channels; the difficulty of keeping expense growth at modest levels while increasing revenues; risks associated with the settlement of accounts payable claims; and other risks detailed from time to time in Cambio's Securities and Exchange Commission filings.

         The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions, as they relate to Cambio or our management team may identify forward-looking statements. Such statements reflect the current views of Cambio with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Cambio does not intend to update these forward-looking statements.


ITEM 1. BUSINESS.

         We deliver significant value to our customers by designing and maintaining accurate models by visual tracking of each customer's unique network, resources and bandwidth capacity. This added value addresses the mission-critical needs of telecommunication and wireless communication networks by reducing our customer's time to service and cost of operation, while in the process improving quality of service. Our products and services are custom designed to enhance network operating support by reducing network related costs associated with a variety of business needs including network changes, relocations, mergers, acquisitions and network outsourcing including backup and disaster recovery planning. Network documentation is an essential business information system allowing network support professionals the ability to create, maintain and access a centralized graphic blueprint of the entire network operation including all technical components and their relationships. We also provide our customers a broad range of network integration, consulting, training and implementation services.

         On September 14, 1998, we acquired Cambio Networks, Inc., pursuant to an Agreement and Plan of Merger, dated as of April 3, 1998, as amended by the Agreement of Amendment, dated as of July 27, 1998. Under the terms of the Agreement, Networks' shareholders received an aggregate of 1,238,842 shares of our Class A Common Stock representing approximately 32.3% of the outstanding Class A and Class B Common Stock. Cambio is a global provider of highly specialized software technology to the telecommunications industry.

         On October 20, 1998, Cambio, Inc. changed its name from Meadowbrook Rehabilitation Group, Inc. to Cambio, Inc. Prior to June 30, 1998, we provided outpatient, home health, and traditional acute, sub-acute and post-acute comprehensive rehabilitation services. Since the beginning of the fiscal year ended June 30, 1997, and as a result of poor operating results and poor prospects for growth in their respective markets, our Board of Directors began to sell our healthcare operating assets. As of June 30, 1998, our assets consisted mainly of cash and accounts receivable.

         Our goal is to become the premier provider of mission-critical software solutions providing the telecommunications and wireless communication industries with the highest utilization of their capital, giving our customers competitive advantage in providing new and enhanced services within their markets. We continually strive to broaden our solution offerings to increase market share for our customers by delivering end-to-end turnkey solutions amplifying usability and simplicity designed for end user.

PRODUCTS AND SERVICES

         Cambio's product offerings are based on the netRunner.com family of products. The current flagship product, netRunner CMP, has now been on the market for two years and has received wide acceptance from the market, partners, and customers. netRunner CMP offers an inventory provisioning solution geared at streamlining and reducing provisioning intervals for telecommunications carriers.

Product Improvements:

         In September 1999, netRunner version 3.3 was released. This marked the final release done primarily by Phifer Consulting. Refer to the Proprietary Rights section of this document for discussion on Phifer Consulting relationship. All subsequent releases have been developed and delivered entirely by the Cambio development team. In December 1999, Cambio released version 4.02 of netRunner. Version 4.02 was a complete revamping of the user interface in an attempt to add critical functionality and usability. Currently Cambio has issued netRunner version 5.0, which is a total rewrite of the entire source code. This release is totally owned by Cambio and there are no longer any source code co-ownership issues.

         In addition to a new interface, significant effort was taken to move the product into an N-Tier environment. This is distributed client-server architecture, which was seen as critical for addressing scalability and performance in large carrier environments. Version 4.5, released in March 2000, added additional functionality at the user level and separated the client interface code from the database code. This was a significant step in creating a client-server model. In September 2000, Cambio released version 5 of netRunner CMP. Version 5 was an entirely CORBA compliant architecture.

Professional Services:

         Cambio was engaged in three major projects during the course of fiscal year ended June 30, 2000. The first and largest project was Telecom Egypt. This USAID project has many facets including product deliverables and data gathering. The professional services team met all milestones on schedule throughout the year. The second project, TM Touch (Telecom Malaysia Wireless), began in February 2000 and received customer signoff in September 2000. The project provides a complete wireless inventory system and was delivered on schedule. The third project, Texas BroadBandNOW, began in May 2000 and is scheduled for completion in November 2000.

         In March 2000, Cambio made a strategic decision to provide services as an extension to our product. As a result, the Professional Services organization was moved under product and technology. The Professional Services organization is no longer treated as a profit center but as a delivery mechanism for Cambio products. The decision not to be a service company is significant. It does not mean that Cambio will not provide services and support for its products, but means that services are viewed as a key component of product deliverables. De-emphasizing services as a profit center allows Cambio to focus these resources on successful product implementations and product delivery. It also avoids the inevitable conflict created between a product and service team since their charters are otherwise completely different.

MARKETING AND SALES

         Cambio is targeting the telecommunications market with its suite of products and solutions. The telecommunication industry is primarily focused in the area of providing convergent services to the public and private sector. These services include voice, data and multi-media. Cambio's solution offering is positioned to cover the asset management platform that is considered a crucial part of the Operations Support Systems (OSS) area of the telecommunication industry. Providing a system that assists in the areas of network inventory, circuit allocation and assignment, as well as bandwidth utilization helps the service providers with faster time to market activity and more reliable service maintenance.

         Our marketing activity is focused on the service providers. This market includes the Regional Bell Operating Company (RBOCs), Competitive Local Exchange Carrier (CLECs), Incumbent Local Exchange Carrier (ILECs), Broadband providers, cellular, Public Telephone and Telegraph (PTTs) and Internet providers. We concentrate our attention on joining the forums in which new strategies are molded and service providers look for guidance. Our involvement in the TMF (Telemanagement Forum) is such an example. Other marketing activities include the joint representation between Cambio and our partners in trade shows and specialized exhibitions.

         The market potential on a global basis for Cambio is significant. There are several factors this growth potential can be attributed to. First, De-regulation of telecommunications is occurring on a global scale. This causes significant expansion in the market where previously it was fixed. In addition, the worldwide demand for bandwidth has caused an explosion in infrastructure building. This infrastructure is both wireline based and wireless based. Cambio's sales strategy is both direct and indirect. We will leverage our partner relationship to penetrate markets we currently do not have resources to focus on directly and we are directly targeting the North American, European, Middle Eastern, and Asian markets.

         As these markets develop, Cambio will start maintaining a full presence in these regions. As soon as a need for Cambio's technology is identified, and enough interest is generated, Cambio's plan is to open regional offices.

         In 2000, the Company had sales in excess of 10% to 2 customers amounting to $813,000. The 2 customers accounted for 83% of net revenues. In 1999, the Company had sales in excess of 10% to three customers amounting to $429,000, $117,000 and $96,000. The customers accounted for 52%, 14% and 12%, respectively, of net revenues.

PARTNERSHIP AND ALLIANCE

         The market requires that we have both a competitive and a collaborative strategy. The industry is driving the OSS market away from point solutions and towards a single solution offering. Our partnership and alliance strategy is designed with this in mind. We leverage the market presence of our large partners while embedding our technology into their overall solution. Our partners are Hewlett Packard, Oracle, Sirti, Logica, Alcatel, Information + Graphic Systems, Inc., Solutions Plus, Sapura System Malaysia (SSM), Step 9 and Active Software.

SOFTWARE DEVELOPMENT

         During fiscal year ended June 30, 2000, we completely restructured the netRunner product. The development team, formed in June 1999, began first with reconstructing the user interface and adding key functionality to the original Phifer Systems code set (see Proprietary Rights section for discussion on Phifer Consulting relationship). During the last two quarters of the fiscal year, the development team released the first restructured interface version, and completely separated the interface code from the database wedge. This enabled the next step, which was a move to an N-Tier environment. Version 5 is CORBA based and N-Tier in nature.

         Having laid the foundation for a much more scalable and open product, the team will focus its efforts throughout the year on expanding server technology to support the OEM product, and adding key functionality for integration into the OSS environment.

         The team will focus heavily this year on development of next generation technology for all Cambio products and services. The foundation for an R&D infrastructure that builds core technology and application suites will be completed. This includes the support, documentation, and service infrastructure.

COMPETITION

         Competition in the telecommunications markets is intense. However, we believe that the segment of the market within which Cambio competes is currently under-served. While competition in this segment is not intense, the rapid changes within the industry as a whole could change this. Our continued development of enhanced network management and operational support systems should broaden its range of available competing products. Competitors include hardware manufacturers that have developed software (or obtained software from third parties) to operate on their hardware. We also encounter competition from a large number of small software developers, which sell software or integrated systems either for specific industries or applications within those industries.

         We believe that in order to maintain and improve our competitive position, we must continue to offer comprehensive services that help customers effectively implement a complete, integrated software solution by providing a full range of industry-leading consulting, integration, training and customer support services. The timely delivery of flexible, cost-effective solutions for the growing dynamic marketplace will continue to be our competitive initiative. We believe Cambio's international focus clearly provides a competitive advantage moving forward. Some of our competitors have little or no international presence.

PROPRIETARY RIGHTS

         We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect own proprietary rights. Presently, we have no patents, no patent applications on file, and no intent to file patent applications in the near future. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees, distributors and corporate partners, and license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In selling our products, we rely on both signed license agreements and "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. Currently, Cambio has issued netRunner version 5.0, which is a total rewrite of the entire source code. This release is totally owned by Cambio and there are no longer any source code co-ownership issues. Cambio originally acquired the source code for netRunner from Phifer Consulting Systems in 1998. The source code was co-owned by both companies, but Cambio had exclusive marketing and distribution rights. The contract provided for a graduated royalty schedule to be paid to Phifer for sales of netRunner and all upgrade development was contracted through Phifer. This arrangement was terminated in fiscal year 2000 primarily because the product had been re-written by Cambio and Phifer required no further effort. The contract was closed and settled through a stock exchange. There are no further outstanding issues with Phifer consulting and the two companies remain on good terms.

EMPLOYEES

         As of September 29, 2000, we had approximately 33 full time employees, consisting of 13 in customer service and engineering, 11 in sales and marketing, and 9 in general and administrative functions. Our future performance depends upon the continued service of our key members of management, as well as marketing, sales, consulting and product development personnel, none of whom are bound by an employment contract, and upon our ability to attract and retain highly skilled personnel in these areas. Competition for such personnel is intense, and there can be no assurance that we can retain our key employees or that we will be successful in attracting, assimilating and retaining such personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.


ITEM 2. DESCRIPTION OF PROPERTY.

         The corporate office is located at 13760 Noel Road, Suite 1023, Dallas, Texas, 75240. Additional principal administrative, engineering, development and support offices are located at 6006 Mesa, Suite 600, El Paso, Texas, 79912. The Dallas office is approximately 3,500 square feet ($6,770 monthly) and the El Paso office is approximately 7800 square feet ($8,100 monthly). We also have sales executives located outside of the United States in locations of London, England and Cairo, Egypt. Our offices are equipped sufficiently with leased up-to-date technology equipment.


ITEM 3. LEGAL PROCEEDINGS.

         Cambio is a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claim litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is traded in the Nasdaq Over the Counter (OTC) Market. On September 29, 2000, the closing sales price of the common stock was $0.20 per share.

         Prices below may not be actual representations of daily trading ranges. The table below sets forth the quarterly high and low closing sales prices for the common stock in the period from July 1, 1998 through September 29, 2000:

                                                               PRICE PER SHARE
                                                             -------------------
                                                               High        LOW
                                                             -------     -------
FISCAL 2001
First quarter (through September 29, 2000) .............     $  0.40     $  0.21

FISCAL 2000
First quarter ..........................................     $1.4375     $ 0.625
Second quarter .........................................       0.875      0.1875
Third quarter ..........................................        3.25      0.1875
Fourth quarter .........................................      1.1562      0.2812

FISCAL 1999
First quarter ..........................................     $  1.06     $  0.50
Second quarter .........................................        0.63        0.25
Third quarter ..........................................        0.50        0.13
Fourth quarter .........................................        2.44        0.19


         As of June 30, 2000, there were approximately 210 holders of record of our common stock.

         We do not anticipate paying any other cash dividends in the foreseeable future and intend to retain any earnings to fund future growth and the operation of our business.

         In April 2000, we consummated a private placement of common stock pursuant to which we issued 800,000 shares of common stock at $0.25 a share for an aggregate consideration of $200,000. In May 2000, we consummated a private placement of common stock pursuant to which we issued 2,780,000 shares of common stock at $.25 a share for an aggregate consideration of $695,000. We believe that each such issuance or sale was exempt from registration pursuant to Section 4(2) of the Securities Act 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

ACQUISITION OF CAMBIO NETWORKS, INC.

         On September 14, 1998, we acquired Cambio Networks, Inc. Under the terms of the Agreement, Networks' shareholders received an aggregate of 1,238,842 shares of our Class A Common Stock representing approximately 32.3% of the outstanding Class A and Class B Common Stock.

         Immediately following the acquisition of Cambio Networks in September 1998, the company implemented a restructuring plan involving the closing and relocating of headquarters from Bellevue, Washington to an existing office in Dallas, Texas. In addition, the company moved its research and development offices to El Paso, Texas; and is assimilated finance and accounting functions into existing capabilities in Emeryville, California and subsequently to El Paso, Texas. We maintained our sales and service offices domestically in Parsippany, New Jersey until their closure in December 1998.

         Our sales and services offices are currently in Dallas, Texas and El Paso, Texas in the US. Internationally we have sales executives in London, England and Cairo, Egypt. In an effort to further consolidate its operations, in February 1999 we decided to close our Emeryville, California office and move all finance and administrative functions to El Paso, Texas. No material costs were incurred in connection with these relocations.

DISPOSITION OF HEALTHCARE OPERATIONS

         On February 2, 1999, we entered into an agreement with Imperial Loan Management Corporation whereby we transferred all of the issued and outstanding stock of its discontinued healthcare subsidiaries to Imperial. As part of the agreement, Imperial will use its best efforts to liquidate each of the Subsidiaries, settling outstanding obligations and collecting all amounts due. We remain a guarantor of the Subsidiaries' outstanding indebtedness consisting of amounts loaned to Cambio and the Subsidiaries by Imperial, which approximates $678,000 as of June 30, 2000. We are entitled to receive one-half of any amounts remaining after payment of the Imperial loans and expenses. We consider the realization of the remaining assets to be unlikely and the assets have been fully provided for. All other material obligations of the Subsidiaries have been settled except for the Imperial loans.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2000 AS COMPARED TO YEAR ENDED JUNE 30, 1999:

         Revenues increased $160,000, or 19%, from $823,000 for the twelve months ended June 30, 1999 compared to $983,000 for the twelve months ended June 30, 2000. Increases in sales have mainly been reflected by product shipments of netRunner to Hewlett Packard clients in Middle East and Southeast Asia of approximately $800,000. Revenues for the twelve months ended June 30, 2000 were split between sales, services and maintenance, primarily of the netRunner product, compared to revenues for the twelve months ended June 30, 1999 which were split between sales, services and maintenance split between the netRunner and Command products.

         Net loss from continuing operations decreased $3,617,000, or 40%, from $9,002,000 for the twelve months ended June 30, 1999 compared to $5,385,000 for the twelve months ended June 30, 2000. The decrease was primarily the result of fiscal year 1999 write-off of goodwill for $4,850,000. Also included in the twelve months ended June 30, 2000 is approximately $1,000,000 compensation expenses associated with issuance of stocks, options and warrants at reduced offering prices compared to current market price.

         Because netRunner is a new product, and because of liquidity difficulties, the launch and marketing activities of the netRunner product were severely constrained which resulted in poor sales and market penetration for the twelve months ended June 30, 2000 consistent with the twelve months ended June 30, 1999.

         General and administration costs remained consistent, from fiscal year 2000 to 1999. Sales and marketing increased $876,000 in fiscal year 2000 as a direct result of activities geared at increasing market exposure and generating revenue. These included partner participation activity and sales staffing activity. Services increased $207,000 in fiscal year 2000 as a direct result of staffing increased to accommodate deliver of customer project. Research and development costs increased approximately $314,000 from $280,000 for the twelve months ended June 30, 1999 to $594,000 for the twelve months ended June 30, 2000 as a direct result of modification to the netRunner product.

         Interest income increased approximately $11,000 from $13,000 for the twelve months ended June 30, 1999 to $24,000 for the twelve months ended June 30, 2000. Interest expense increased approximately $32,000 from $66,000 for the twelve months ended June 30, 1999 to $98,000 for the twelve months June 30, 20000.The increase is representative of the company's increase in overnight investments of excess funds compared to prior fiscal year.

YEAR ENDED JUNE 30, 1999 AS COMPARED TO YEAR ENDED JUNE 30, 1998:

         Revenues for the twelve months ended June 30, 1999 of $823,000 were split between sales, services and maintenance of the Command product and its newly introduced netRunner product. The Command revenues consisted primarily of services and maintenance revenues with a negligible amount of new sales. The netRunner revenues were all new sales of software and attendant implementation services.

         Net loss from continuing operations of $9,002,000 for the twelve months ended June 30, 1999 was considerably greater than to the comparable loss of $1,067,000 for the twelve months ended June 30, 1998. The loss from continuing operations in 1998 was almost entirely made up of administrative and general expenses due to the fact we had no revenues associated with continuing operations. In fiscal year 1999, we had approximately $823,000 in revenues with administrative and general expenses of approximately $4,400,000 and goodwill write-off of approximately $4,850,000.

         Goodwill of approximately $4,850,000 was originally recorded as part of the acquisition of Cambio Networks, Inc. The subsequent write-off of this goodwill was taken in response to the inability of the primary product of Cambio Networks, Inc., Command, to maintain its place in the market without a major upgrade including the prohibitive cost to the Company of such an upgrade. We withdrew the Command product from the market place in the fourth quarter of fiscal year 1999; and consequently, the decision was made to write off the goodwill associated with the Command product.

         Because netRunner is a new product, and because of our liquidity difficulties, the launch and marketing activities of the netRunner product were severely constrained which resulted in poor sales and market penetration during the twelve months ended June 30, 1999. An additional effect on fiscal year 1999 sales revenue was our change in market focus in conjunction with the introduction of the netRunner product and the subsequent phase out of the Command product. The Command product was designed for, and primarily aimed at, IT Center applications. The netRunner product was designed for, and is primarily marketed to the telecommunications industry. This change in market focus contributed to the slow sale start for the netRunner product.

         General and administrative expense increased approximately $3,164,000 from $1,207,000 for the twelve months ended June 30, 1998 to approximately $4,371,000 for the twelve months ended June 30, 1999. The increase in general and administrative expenses reflects the increased expenses associated with entering a new line of business and the launch of a new product. We had research and development costs of approximately $300,000 for the twelve months ended June 30, 1999 compared with none for the twelve months ended June 30, 1998.

         Interest income decreased $127,000 from $140,000 for the twelve months ended June 30, 1998 to $13,000 for the twelve months ended June 30, 1999. The decrease is the result of our reduced cash balances in fiscal year 1999 as compared to fiscal year 1998. Interest expense increased from none for the twelve months ended June 30, 1998 to $66,000 for the twelve months ended June 30, 1999. This expense was associated with the debt acquired in the acquisition of Cambio Networks, Inc.

LIQUIDITY AND CAPITAL RESOURCES

         The use of cash of $3,493,000 for the twelve months ended June 30, 2000, was composed of a net loss of $5,385,000 primarily offset by expenses settled by payments in common stock of $1,594,000 increasing accounts payable and accrued liabilities by $214,000 and decreasing other assets by $64,000. This use of cash in operating activities of $3,493,000 for the twelve month ended, June 30, 2000 is comparable to $3,289,000 for the twelve month ended, June 30, 1999, which is composed of net losses of continuing operations of $9,002,00 for the twelve month ended, June 30, 1999 offset by the write-off of goodwill of $4,850,000 and increases in net operating liabilities over assets of $670,000 for the twelve month ended June 30, 1999. In the fiscal year ended June 30, 1999, we had virtually no operating activities associated with our medical business other than the continuing wind down of our medical business through the liquidation of assets in payments of liabilities and seven months operating activities associated with our new software and services related business after the acquisition of Cambio Networks Inc..

         For the twelve months ended June 30, 2000, our investing activities consisted of $18,000 of software and computer/network equipment purchases to support the operations. For the twelve months ended June 30, 1999, our investing activities consisted mostly of $143,000 in additions to equipment,

$638,000 as the loan to Cambio Networks Inc., prior to acquisition and the legal, accounting, and other costs incurred in acquiring Cambio Networks Inc. of approximately $100,000.

         Proceeds from financing activities for the twelve months ended June 30, 2000 consisted of $1,483,000 from common stock issuance, down significantly compared to $3,700,000 for the twelve months ended June 30, 1999. Also, borrowings on debt are up $343,000 to $407,000 for the twelve months ended June 30, 2000 from $64,000 for the twelve months ended June 30, 1999.

         Our current operations are cash flow negative and as of June 30, 2000, we had negative working capital of $3,179,000. With our reorganization and the introduction of netRunner in the prior fiscal year, we believe that we are poised to take advantage of the market opportunities existing in the telecommunications and wireless telecommunication industry. With the advanced programming that netRunner represents and our continued development of this product, we believe that our current negative operational cash flow is temporal and will be alleviated by increased sales in the coming year.

         On February 1, 2000, we consummated a private placement of common stock pursuant to which we issued 666,666 shares of common stock at $0.15 a share for an aggregate consideration of $100,000. Since February 2000, warrant holders have exercised all of their warrants pursuant to which we issued 1,999,998 shares of common stock at $0.15 a share for an aggregate consideration of $300,000. In April 2000, we consummated a private placement of common stock pursuant to which we issued 800,000 shares of common stock at $0.25 a share for an aggregate consideration of $200,000. In May 2000, we consummated a private placement of common stock pursuant to which we issued 2,780,000 shares of common stock at $.25 a share for an aggregate consideration of $695,000. Additionally, in August and September 2000, we consummated private placements of common stock pursuant to which we issued 5,674,000 shares of common stock at $.125 a share for an aggregate consideration of $709,250.

         Finally, in July 2000, we issued $1 million in principal amount of convertible notes. In connection with this financing, we issued warrants to purchase 1,250,000 shares of common stock. The subscribers in this financing have agreed to purchase from us convertible notes up to the principal amount of $17 million. This right is exercisable at our option. In connection with this right, we are obligated to issue additional warrants to the subscribers

         Subsequent to year-end June 30, 2000, Cambio entered into a $17,000,000 financing supported with convertible notes for the next three years as discussed in footnote to the financial statements. The subscribers have agreed to purchase from Cambio these convertible notes exercisable at our option. The holders are bound to honor the loans in the subscription agreement and cannot withhold monies from draw down by Cambio except for reason of default. Notes bear interest at 6% and are convertible to common stock at the option of the note holder.

         Cambio's sales activities have grown as the pipeline of active accounts has grown from 14 customers last year to 107 active customers as of September 29, 2000. In fiscal year ended June 30, 1999, we had no US customers and currently we have two US customers, Broadband Now and Avista (symbol AVA), one of which we delivered product for in fiscal year ending June 30, 2000 and the other will deliver product in the quarter ending December 31, 2000. We anticipated further orders from the same two customers.

         Additionally, Cambio has committed resources to localize the product to the Japanese and Chinese languages after negotiations with its strategic partners and potential clients. The localized product assures that Cambio is in a unique position among all its competitors to address the lucrative Japan, Korean and Mainland China market. The product should be ready by mid 2001 with anticipated sales soon after that.

         As discussed above, Cambio is a party to an agreement dated February 2, 1999 with Imperial. The primary subject matter of the agreement concerns the liquidation of assets transferred from Cambio to Imperial and the use of those liquidation proceeds as payment of two outstanding loans between Imperial and Cambio and Cambio's wholly owned subsidiary.

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

         By letter dated August 16, 1999, Cambio notified Imperial that Imperial was in breach of the Agreement by virtue of the fact that Imperial had not provided quarterly reports for the quarters ended March 31 and June 30, 1999. Cambio further advised Imperial that Cambio would discontinue paying any additional funds to Imperial until this breach was cured. In late September 1999, Imperial subsequently provided reports for the quarters ended March 31 and June 30, 1999. Since then, no additional quarterly reports have been provided by Imperial as required by the Agreement. Additionally, through discussions with Imperial and the reports provided, it appears that Imperial has liquidated only $80,000 of the $1,300,000 in assets transferred to it. Cambio's requests for information documenting why the liquidation process has not gone any further have been ignored.

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

         The Company has no commitments for capital expenditures currently outstanding.

FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY

         The Company's operating results could vary significantly from period to period, as a result of a variety of factors including the requisition cycles of our customers, the financial position of our customers and competitive factors.

         The Company is not subject to any seasonality factors.

         New Accounting Pronouncements - See discussion of new accounting pronouncements appearing in Note 1 to the consolidated financial statements. See index to Financial Statements on page F-1 of this report


FACTORS THAT COULD AFFECT FUTURE RESULTS

PRIVATE PLACEMENTS:

         In 2000, we completed various financings pursuant to which we issued shares of common stock at significantly below the market value of our common stock. We cannot assure you that we will not issue shares in the future at a price per share, which is less than the then current market price.

HISTORICAL OPERATING LOSSES:

         We do not know when our business will be profitable. We have generated revenue to date, but we have experienced operating losses since our inception. Our total operating losses since our inception through June 30, 2000 is approximately $29,957,000.

COMPETITION:

         The markets in which we operate are competitive, highly fragmented and rapidly changing. In order to compete effectively, our strategy is to enhance our current products, enhance the operability of our products with one another, develop new products and have them introduce them in the market in a timely fashion for customer response. We anticipate continued growth of competition in the telecommunications industry and consequently, the entrance of new competitors into the software systems market in the future.

         The principal competitive factors in our market are quality, performance, price, customer support and training, business reputation and product attributes such as scalability, compatibility, functionality and acceptance. In addition, we compete with a number of companies that have substantially greater financial, technical, sales, marketing and other resources as well as greater name recognition. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or be able to devote greater resources to the promotion and sale of their products and services.

TECHNOLOGICAL CHANGE AND INNOVATION:

         Our success depends on our ability to continue to enhance existing products, respond to changing customer requirements and develop and introduce in a timely manner new products that keep pace with technological developments. During fiscal year 2000, we enhanced netRunner in a very aggressive manner and delivered timely. Development included major rewrites of the product as well as adding capabilities that the customers and potential customers were asking us to provide. We can not be sure that we will meet all our customer expectations and that we will be successful in our efforts.

CUSTOMER BASE:

         Our market segment consists mainly of telecommunication service providers. While this segment is dynamic and growing in a rapid way, it does represent a limited number of installed customer bases. This concentration of customers can cause our revenues and earnings to fluctuate from quarter to quarter based on these customers' requirements and the timing of their orders. None of our major customers has any obligation to purchase additional products or services, and these customers generally have acquired fully paid licenses to their installed systems. Therefore, there can be no assurance that any of our major customers will continue to purchase new systems, systems enhancements and services in amounts similar to previous years. A reduction, delay or cancellation in orders from any of our major customers would lower our revenues. In addition, the acquisition by a third party of one of our major customers could result in the loss of that customer and could disrupt a significant source of revenue.

INTERNATIONAL:

         Our customer base consists of telecommunications service providers around the world. Telecommunications and the requirement for services are ever increasing around the world especially due to the increased demand on wireless and internet services. International sales, however also involve possible longer account receivable payment cycles and unexpected changes in regulatory requirements, including royalty and withholding taxes. Also due to any possible world event, cancellation of orders, delay of orders or possible restriction of import/export by government may impact us which may lead to loss of revenue.

PRODUCT INTRODUCTIONS:

         We can not guarantee the success of any newly introduced product. Therefore, we may be forced to absorb the cost of developing that product without a return. Though we have limited resources our strategy is to achieve market acceptance on our current products, and diversify into other complementary products which will meet customer expectations and enhance return for our current shareholders.

INTELLECTUAL PROPERTY:

         We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights consistent with other makers of high technology products. We may be forced to fight these instances. This will add legal cost to our operation and the cost may outweigh the benefit. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently.

         We are not aware that any of our products infringe upon the proprietary rights of third parties. However, third parties may claim such infringement by us with respect to current or future products. We expect that software product developers will increasingly be subject to such claims as the number of products and competitors in our industry segment grows and the functionality of products in the industry segment overlaps.

DELISTING OF CLASS A COMMON STOCK FROM NASDAQ:

         On October 20, 1998, we received notice of a decision by the Nasdaq Stock Market to delist our Class A Common Stock from the Nasdaq National Market effective with the close of business on October 20, 1998. Additionally, at that time, we did not meet the requirements to transfer its listing to the Nasdaq SmallCap Market. Accordingly, trading in our Class A Common Stock is being conducted on the OTC Bulletin Board.

PREFERRED STOCK:

         As of September 29, 2000, there were outstanding a total of 500 shares of our Series B convertible preferred stock. These shares presently are convertible, at any time at the option of their holders, into an aggregate of 250,000 shares of our common stock. These shares of preferred stock also have anti-dilution protections, which could make them convertible into additional shares of common stock.

         Our board of directors has the authority to issue up to 1,000,000 shares of our preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. As mentioned above, we presently have outstanding 500 shares of Series B convertible preferred stock. Preferred stockholders could adversely affect the rights of holders of common stock by:

         o exercising voting, redemption and conversion rights to the detriment of the holders of common stock;

         o receiving preferences over the holders of common stock regarding or surplus funds in the event of our dissolution or liquidation;

         o delaying, deferring or preventing a change in control of our company; and

         o discouraging bids for our common stock at a premium over the market price of the common stock

KEY PERSONNEL:

         We are dependent on the principal member of our management staff who is Ali Al-Dahwi, our President and Chief Executive Officer. He played a key role in the strategic partner relationships as well as in funding. The loss of any of his services could impair our ability to increase operating revenues and could materially adversely affect our results of operations. We have entered into an employment agreement with Mr. Al-Dahwi. We currently have no key personnel life insurance.

ITEM 7. FINANCIAL STATEMENTS.

         The Financial Statements required by this item are filed as part of this Form 10-KSB. See Index to Consolidated Financial Statements on page F-1 of this Form 10-KSB. The report contains an explanatory paragraph regarding the company's ability to continue as a going concern.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On September 6, 2000, Grant Thornton LLP resigned as the independent accountants of Cambio, Inc.

         In connection with the audits of our financial statements for each of the two fiscal years ended June 30, 1999 and June 30, 1998, and during the most recent interim period preceding Grant Thornton LLP's resignation, there were no disagreements between Grant Thornton LLP and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused it to make reference to the subject matter of the disagreement in connection with the change in accountants.

         BDO Seidman, LLP has been retained as our new independent accountants and the decision to engage BDO Seidman, LLP as our accountants was approved by our Board of Directors.

         During the last two fiscal years and the subsequent interim period to the date hereof, we did not consult BDO Seidman, LLP regarding any of the matters or events set forth in Item 304(a)(2) of Regulation SB-2.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth information regarding our executive officers and directors

NAME                         AGE      POSITION
----                         ---      --------
Philip R. Chapman            39       Chairman of the Board

Ali Al-Dahwi                 45       President, Chief Executive Officer and
                                      Director

Anas El-Mahdi                33       Executive Vice President of Business
                                      Development and Sales

Scott Munden                 36       Executive Vice President of Product and
                                      Technology

Kent J. Van Houten           46       Executive Vice President of Finance,
                                      Chief Financial Officer and Secretary

Lin Meyer                    53       Executive Vice President of Strategic
                                      Partners and Alliances



         Philip R. Chapman has served as Chairman of the Board since September 1998. From April 1997 to September 1998, Mr. Chapman was a director of Cambio Networks, Inc. Mr. Chapman is currently and has been for the past five years, a General Partner of Adler & Company, which is a member of Euro-America Venture Partners LLC, which is the general partner of Euro-America-II. Mr. Chapman is presently a director of Shells Seafood Restaurants as well as several privately held companies. Mr. Chapman holds a BS in Psychology and an MBA in Finance and Marketing from Columbia University.

         Ali Al-Dahwi has served as a Director since September 1998 and has served as President and Chief Executive Officer since January 1999. From September 1998 to January 1999, Mr. Al-Dahwi was President and Chief Operating Officer. From July 1998 to September 1998, Mr. Al-Dahwi served as Vice President of Marketing of Cambio Networks, Inc. From 1982 to 1998, Mr. Al-Dahwi held various positions at Accugraph Corporation including Vice President and General Manager - Global Complex Enterprise Network Business Unit from 1996 to 1998 and Manager of International Operations from 1992 to 1996. Mr. Al-Dahwi holds a BS in Civil Engineering from the University of Texas El Paso.

         Anas El-Mahdi has served as Executive Vice President of Business Development and Sales since January 2000. From June 1999 to December 1999 Mr. El-Mahdi was Vice President of Business Development. Mr. El-Mahdi joined Cambio in October of 1998. From April 1998 to October 1998, he was a consultant for British Telecom in the United Kingdom. From September 1994 to March 1998, he was a Telecommunications and Networking Consultant for Accugraph Corporation. From September 1992 to August 1994, he was an Application Engineer for Opensoft. From October 1990 to September 1992, he was a Development Engineer for AAW Consulting Engineers. Mr. El-Mahdi holds a BSc. degree in Engineering from the Faculty of Engineering, Cairo University, Egypt.

         Scott Munden has served as Executive Vice President of Research and Development since January 2000. Mr. Munden was hired October 1998 as Director of Product Marketing and Development, and was subsequently promoted in January 1999 to Vice President Operations before his recent promotion to Executive Vice President of Research and Development. From 1996 to 1998 Mr. Munden was General Manager IBIS Corporation. From 1987 to 1996, Mr. Munden held various positions at Accugraph Corporation including Solutions Architect, Product Manager, Regional Sales Manager and Technical Coordinator. From 1984 to 1987, Mr. Munden held various positions at Wang Labs, Inc. including Technical Support Analyst and Quality Control Auditor. Mr. Munden holds a BS in Economics from the University of Texas El Paso.

         Kent J. Van Houten has served as Executive Vice President of Finance, Chief Financial Officer since June 2000. From January 2000 to April 2000, Mr. Van Houten was a consultant with RF Monolithics, Inc. From May 1995 to October 1999, Mr. Van Houten was Chief Financial Officer, Secretary and Treasurer with Peerless Mfg. Co. From 1975 to 1994, Mr. Van Houten held various positions with National Gypsum Company, and its wholly owned Subsidiary, The Austin Company. Mr. Van Houten holds a BBA in Accounting from Howard Payne University.

         Lin Meyer has served as Executive Vice President of Strategic Partners and Alliances since July 2000. Ms. Meyer was hired in April 1999 as Director Telecom Sales and Channel Programs and was subsequently promoted on June 1999 to Vice President Strategic Partners and Alliances before her recent promotion to Executive Vice President of Strategic Partners and Alliances in July 2000. Before her employment with Cambio, Ms. Meyer served as Regional Manager for Beechwood Consulting from 1998 to April 1999. From 1989 to 1998 Ms. Meyer held various positions with American Telephone &Telegraph. Ms. Meyer holds a BS degree from Coe College.

BOARD OF DIRECTORS

         We currently have authorized two directors. The current directors are Philip Chapman and Ali Al-Dahwi. These directors hold office until each annual meeting of stockholders or until their successors are elected or appointed. Thereafter, at each annual meeting of stockholders the successors to the directors will be elected to serve from the time of election and qualification until the next annual meeting following election.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish us with copies of all Section 16(a) forms they file.

         Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during fiscal 2000 all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information with respect to compensation as of June 30, 2000 during the last three fiscal years paid by us for services by our Chief Executive Officer and our four other highest-paid executive officers whose total salary and bonus for such fiscal year exceeded $100,000, collectively referred to below as the Named Executive Officers:

                                                                        LONG-TERM COMPENSATION
                                          ANNUAL COMPENSATION                   AWARDS
                                      -----------------------------     NUMBER OF SECURITIES OF            OTHER
                    FISCAL YEAR         SALARY               BONUS          UNDERLYING OPTIONS         COMPENSATION
                    -----------       ---------             -------     -----------------------        ------------
Ali Al-Dahwi(1)        2000           $ 150,015             $19,370             555,000                     0
                       1999           $ 112,512             $ 8,895             250,000                     0
                       1998                   0                   0                   0                     0

Steve                  2000           $ 135,000             $ 9,448             287,500                     0
Dong                   1999           $  43,015                   0             333,000                     0
                       1998                   0                   0                   0                     0

Anas                   2000           $ 124,167             $12,354             500,500                     0
El-Mahdi               1999           $  78,750                   0             120,000                     0
                       1998                   0                   0                   0                     0

Scott                  2000           $ 105,000             $13,964             544,500                     0
Munden                 1999           $  48,399                   0              76,000                     0
                       1998                   0                   0                   0                     0

Lin                    2000           $ 100,000                   0             150,000                     0
Meyer                  1999           $  18,799                   0                   0                     0
                       1998                   0                   0                   0                     0

----------

(1) Mr. Al-Dahwi became President and Chief Operating Officer in September 1998.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth each grant of stock options during the fiscal year ended June 30, 2000 to each of the Named Executive Officers. No stock appreciation rights were granted during such fiscal year.

                       INDIVIDUAL GRANTS
                           NUMBER OF         PERCENT OF
                           SECURITIES      TOTAL OPTIONS
                           UNDERLYING        GRANTED TO      EXERCISE
                            OPTIONS         EMPLOYEES IN       PRICE      EXPIRATION
                             GRANTED        FISCAL 2000      ($/SHARE)        DATE
                       -----------------   -------------     ---------    ----------
Ali Al-Dahwi                621,771            12.0%           $0.20       09/14/04

Steve Dong                  336,373             6.0%           $0.20       03/05/05

Anas El-Mahdi               514,584            10.0%           $0.20       10/01/04

Scott Munden                544,500            10.0%           $0.20       10/26/04

Lin Meyer                   150,000             2.0%           $0.20       04/19/05


OPTION VALUES

         The following table sets forth for each of the Named Executive Officers options exercised and the number and value of securities underlying unexercised options that are held by the Named Executive Officers as of June 30, 2000.


                                                        NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                           SHARES                     UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT YEAR
                        ACQUIRED ON      VALUE          OPTIONS AT YEAR END                  END ($)
                          EXERCISE     REALIZED       EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
                        -----------    --------       -------------------------     ----------------------------
Ali Al-Dahwi             1,216,771     $243,354              405,000/0                      $45,562/$0

Steve Dong                333,000       $66,000              0/336,373                      $0/$37,842

Anas El-Mahdi              14,584       $2,917            206,833/413,667                 $23,269/$46,537

Scott Munden                 0             0              206,833/413,667                 $23,269/$46,537

Lin Meyer                    0             0               50,000/100,000                 $5,625/$11,250

         DIRECTOR COMPENSATION

         Directors currently do not receive any cash compensation from Cambio for their services as members of the Board of Directors, although members are reimbursed for actual and reasonable out of pocket expenses in connection with attendance at Board of Directors and Committee meetings.

         At this time the Company does not have a long-term incentive plan. The Company does have an employment agreement with Mr. Al-Dahwi. The terms of the contract generally provide for the following:

         i.       Salary of $150,000, with a bonus of 1.5% of sales.

         ii. 1,000,000 options with each option being exercisable for 1 share of the Company's Class A Common Shares at $0.20 a share. 750,000 of the options vest over a three-year period and the remaining 250,000 vested at issuance.

         iii. The agreement has a one-year renewable term, which renews on February 4, 2001.

         iv. In the event of termination of the agreement, Mr. Al-Dahwi is entitled to a severance payment of 6 months base salary payable semi-monthly over 6 months, and all options outstanding will vest.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as relating to the beneficial ownership of our common stock as of September 29, 2000, and as adjusted to reflect the sale of shares of our common stock by the selling stockholders, by:

         o        each beneficial owner of more than 5% of our common stock;

         o        each director of Cambio;

         o        each of our named executive officers; and

         o        all executive officers and directors as a group.

                                   NUMBER OF SHARES OF CLASS A       PERCENT OF SHARES OF CLASS A
         NAME                    COMMON STOCK BENEFICIALLY OWNED    COMMON STOCK BENEFICIALLY OWNED
         ----                    -------------------------------    -------------------------------
Ibrahim El-Ibrahim                          4,000,000                           8.0%

Ali Al-Dahwi(1)                               853,894                           1.7%

Scott Munden(2)                               512,545                           1.0%

Anas El-Mahdi(3)                              472,792                             *

Philip Chapman(4)                             268,141                             *

Steve Dong                                    215,373                             *

Lin Meyer(5)                                   50,000                             *

All directors and executive
officers as a group (6 persons)             2,422,745                           4.8%

----------
*LESS THAN 1%

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Percentage of beneficial ownership is based on shares of our common stock outstanding as of September 29, 2000. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days after September 29, 2000, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. The address of the individuals listed above is c/o Cambio.

     (1)  Includes 405,000 options.

     (2)  Includes 413,666 options.

     (3)  Includes 413,666 options.

     (4) Includes 9,000 warrants held by Mr. Chapman and 6,000 warrants held by his wife, Susan Chapman, for the purchase of Class A Common Stock. Mr. Chapman disclaims beneficial ownership of these warrants.

     (5)  Represents 50,000 options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         There were no material interests, direct or indirect, of directors, executive officers or senior officers or any known associate or affiliate of any of the foregoing in any transaction during the last two years, or in any proposed transaction which has materially affected or would materially affect us or any of our subsidiaries and which is not otherwise disclosed herein except for the following:

         On February 2, 1999, we entered into an agreement with Imperial Loan Management Corporation whereby we transferred all of the issued and outstanding stock of our discontinued healthcare subsidiaries to Imperial, an affiliate of our former Chairman and CEO, Harvey Wm. Glasser, M.D., who is overseeing the liquidation of the Subsidiaries on behalf of Imperial. As part of the agreement, Imperial will use its best efforts to liquidate each of the Subsidiaries, settling outstanding obligations and collecting all amounts due. We remain a guarantor of the Subsidiaries' outstanding indebtedness, which approximates $677,808 as of June 30, 1999, and are entitled to receive one-half of proceeds received after payment of all expenses. In connection with this transaction, we recorded a charge to write-off the remaining net assets from discontinued operations.

         Frederick Adler, who purchased a significant portion of the Preferred Stock offered in fiscal year 1999, is the father-in-law of the Chairman of the Board, Philip Chapman.


ITEM 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

(a)      Exhibits

EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
-------                            -----------------------
2.1            Agreement and Plan of Merger, dated April 3, 1998, between
               Meadowbrook Rehabilitation Group, Inc., Interset, Inc., Cambio
               Networks, Inc., and the securityholders named therein, filed as
               Exhibit 2.1 to the Company's current report on Form 8-K dated
               April 22, 1998.

2.2            Agreement of Amendment, dated July 27, 1998, between Meadowbrook
               Rehabilitation Group, Inc., Interset, Inc., Cambio Networks,
               Inc., and the securityholders named therein, filed as Annex A to the Company's Joint Information/Consent Solicitation Statement on
               Schedule 14C dated August 14, 1998.

2.3            Secured Bridge Financial Note dated April 3, 1998, between
               Meadowbrook Rehabilitation Group, Inc., and Cambio Networks,
               Inc., filed as Exhibit 2.2 to the Company's current report on Form 8-K dated April 22, 1998.

3.1 Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Commission File No. 33-44197).

3.2 Amended and Restated By-Laws of the Company, filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Commission
               File No. 33-44197).

3.3 Certificate of the Designations, Powers, Preferences, and Rights of the Series B Convertible Preferred Stock, filed as Exhibit
               10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.

4.1            Form of Convertible Note, dated as of July 27, 2000, filed as
               Exhibit 4.1 to the Company's current report on Form 8-K dated
               July 27, 2000.

4.2 Form of Warrant, dated as of July 27, 2000, filed as Exhibit 4.2 to the Company's current report on Form 8-K dated July 27, 2000.

10.1 1994 Stock Incentive Plan of the Company filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

10.2 Agreement dated February 2, 1999 by and between Harvey Glasser, the Company and certain security holders, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.

10.3           Agreement dated February 2, 1999 by and between Imperial Loan
               Management Corporation, Cambio, Inc. and Medbrook Home Health,
               Inc., filed as Exhibit 10.3 to the Company's Quarterly Report on
               Form 10-QSB for the quarter ended December 31, 1998.

10.4 Form of Subscription Agreement, dated as of July 27, 2000, between the Company and the subscribers named therein, filed as
               Exhibit 10.1 to the Company's current report on Form 8-K dated
               July 27, 2000.

21.1 Subsidiaries of the Company, filed as Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the year ended June
               30, 1999.

23.1           Consent of BDO Seidman, LLP.

23.2           Consent of Grant Thornton LLP.

27.1           Financial Data Schedule.

(b)                Reports on Form 8-K:

                   Current Report on Form 8-K, Item 7 dated June 7, 2000.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        PAGE
                                                                                                        ----
CAMBIO, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants - BDO Seidman, LLP...................................F-2
Report of Independent Certified Public Accountants - Grant Thornton LLP.................................F-3
Consolidated Financial Statements:
         Balance Sheet..................................................................................F-4
         Statements of Operations.......................................................................F-5
         Statements of Stockholders' Deficit ...........................................................F-6
         Statements of Cash Flows.......................................................................F-7
         Notes to Financial Statements..................................................................F-8 - F-16

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






To the Shareholders of
Cambio, Inc.

We have audited the accompanying consolidated balance sheet of Cambio, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cambio, Inc. and subsidiaries as of June 30, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $5,385,000 during the year ended June 30, 2000, and, as of that date, the Company's liabilities exceeded its current assets and total assets by $3,179,000 and $3,117,000, respectively. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





BDO Seidman, LLP


Dallas, Texas
September 22, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Stockholders of
Cambio, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of Cambio, Inc. (a Delaware corporation) and subsidiaries for the year ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Cambio, Inc. and subsidiaries for the year ended June 30, 1999, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ GRANT THORNTON LLP

San Jose, California
September 1, 1999

                          CAMBIO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000


                                     ASSETS
Current Assets
    Cash and cash equivalents ........................................     $    302,000
    Accounts receivable ..............................................          161,000
    Deposits and prepaid expenses ....................................           25,000
                                                                           ------------

       Total Current Assets ..........................................          488,000

Property and equipment, net ..........................................           62,000
                                                                           ------------
                                                                           $    550,000

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable and accrued liabilities .........................     $  2,496,000
    Liabilities of discontinued operations ...........................          678,000
    Notes payable to stockholders ....................................          478,000
    Deferred revenue .................................................           15,000
                                                                           ------------

       Total current liabilities .....................................        3,667,000
                                                                           ------------

Commitments and contingencies

Stockholders' deficit
    Common stock, $.01 par value - 55,000,000 shares authorized;
       39,359,350 shares issued and outstanding ......................          393,000
    Preferred stock, $.01 par value - 1,000,000 shares authorized;
       4,567 shares issued and outstanding ...........................               --
    Paid-in capital ..................................................       26,447,000
    Accumulated deficit ..............................................      (29,957,000)
                                                                           ------------
       Total Stockholders' Deficit ...................................       (3,117,000)
                                                                           ------------
       Total liabilities and stockholders' deficit ...................     $    550,000
                                                                           ============


           See accompanying notes to consolidated financial statements

                          CAMBIO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED JUNE 30,


                                                                                     2000              1999
                                                                                ------------      ------------
Net revenues ..............................................................     $    983,000      $    823,000
Cost of revenue ...........................................................          264,000           286,000
                                                                                ------------      ------------
       Gross profit .......................................................          719,000           537,000
                                                                                ------------      ------------
Operating expenses
    Sales and marketing ...................................................        1,121,000           245,000
    Services ..............................................................          421,000           214,000
    Research and development ..............................................          594,000           280,000
    Administrative and general expenses ...................................        3,894,000         3,912,000
                                                                                ------------      ------------
       Total operating expenses ...........................................        6,030,000         4,651,000
                                                                                ------------      ------------
       Loss from operations ...............................................       (5,311,000)       (4,114,000)

Other income (expense)
    Interest income .......................................................           24,000            13,000
    Interest expense ......................................................          (98,000)          (66,000)
    Write-off of goodwill .................................................               --        (4,850,000)
    Other, net ............................................................               --            15,000
                                                                                ------------      ------------
       Total other expense ................................................          (74,000)       (4,888,000)
                                                                                ------------      ------------

    Loss from continuing operations .......................................       (5,385,000)       (9,002,000)

Discontinued operations
    Loss from disposal of discontinued operations .........................               --        (1,013,000)
                                                                                ------------      ------------

    Loss from discontinued operations .....................................               --        (1,013,000)
                                                                                ------------      ------------

Net loss ..................................................................     $ (5,385,000)     $(10,015,000)
                                                                                ============      ============

Basic and diluted net loss per common share - continued operations ........     $      (0.38)     $      (2.52)
Basic and diluted net loss per common share - discontinued operations .....               --             (0.28)
                                                                                ------------      ------------
Basic and diluted net loss per common share ...............................     $      (0.38)     $      (2.80)
                                                                                ============      ============

Weighted average shares outstanding .......................................       14,190,965         3,574,460
                                                                                ============      ============

           See accompanying notes to consolidated financial statements

                          CAMBIO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 2000



                                           Preferred Stock                     Class A                           Class B
                                  ------------------------------    -----------------------------    ------------------------------
                                     Shares            Amount           Shares          Amount          Shares            Amount
                                  ------------      ------------    ------------     ------------    ------------      ------------
Balance June 30, 1998                       --      $         --       1,434,069     $     14,000       1,159,500      $     12,000

     Net Loss                               --                --              --               --              --                --

     Issuance of Common Stock
     in connection with Cambio
     Networks, Inc.                         --                --       1,238,842           12,000              --                --

     Conversion of debt into
     preferred stock                    14,073                --              --               --              --                --

     Issuance of Preferred Stock        37,000             1,000              --               --              --                --

     Conversion of Class B
     to Class A stock                       --                --       1,159,500           12,000      (1,159,500)          (12,000
                                  ------------      ------------    ------------     ------------    ------------      ------------

Balance, June 30, 1999                  51,073             1,000       3,832,411           38,000              --                --

     Net Loss                               --                --              --               --              --                --

     Issuance of Common
     Stock including
     7,186,000 shares issued
     for proceeds of $1,483,000             --                --      12,273,939          123,000              --                --

     Conversion of Preferred
     Stock into Class A                (46,506)           (1,000)     23,253,000          232,000              --                --

     Options Granted and
     Warrants Issued                        --                --              --               --              --                --
                                  ------------      ------------    ------------     ------------    ------------      ------------

Balance, June 30, 2000                   4,567      $         --      39,359,350     $    393,000              --      $         --


                                                                              Total
                                         Paid-in          Accumulated      Stockholders'
                                         Capital            Deficit           Deficit
                                       ------------      ------------      -------------
Balance June 30, 1998                  $ 17,605,000      $(14,557,000)     $  3,074,000

     Net Loss                                    --       (10,015,000)      (10,015,000)

     Issuance of Common Stock
     in connection with Cambio
     Networks, Inc.                         607,000                --           619,000

     Conversion of debt into
     preferred stock                      1,407,000                --         1,407,000

     Issuance of Preferred Stock          3,699,000                --         3,700,000

     Conversion of Class B
     to Class A stock                            --                --                --
                                       ------------      ------------      ------------

Balance, June 30, 1999                   23,318,000       (24,572,000)       (1,215,000)

     Net Loss                                    --        (5,385,000)       (5,385,000)

     Issuance of Common
     Stock including
     7,186,000 shares issued
     for proceeds of $1,483,000           3,127,000                --         3,250,000

     Conversion of Preferred
     Stock into Class A                    (231,000)               --                --

     Options Granted and
     Warrants Issued                        233,000                --           233,000
                                       ------------      ------------      ------------

Balance, June 30, 2000                 $ 26,447,000      $(29,957,000)     $ (3,117,000)


                          CAMBIO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30,


                                                                                                   2000              1999
                                                                                               ------------      ------------
Cash flows from operating activities:
  Net loss ...............................................................................     $ (5,385,000)     $(10,015,000)
  Adjustments to reconcile net loss to
     cash used in operations:
        Depreciation .....................................................................           97,000           195,000
        Write-off of goodwill ............................................................               --         4,850,000
        Expenses and settlements paid with equity ........................................        1,594,000                --
        Gain on sale of equipment ........................................................               --            (2,000)
        Loss from discontinued operations ................................................               --         1,013,000
        Changes in assets and liabilities:
             Receivables .................................................................           42,000            (5,000)
             Prepaid expenses ............................................................           10,000            60,000
             Other assets ................................................................           12,000           (25,000)
             Net assets of discontinued operations .......................................               --          (211,000)
             Accounts payable and accrued liabilities ....................................          214,000           974,000
             Deferred revenue ............................................................          (77,000)         (123,000)
                                                                                               ------------      ------------
                Net cash used in operating activities ....................................       (3,493,000)       (3,289,000)
                                                                                               ------------      ------------
Cash flows from investing activities:
  Proceeds from sale of equipment ........................................................               --            25,000
  Additions to property and equipment ....................................................          (18,000)         (143,000)
  Cash advanced to acquired company ......................................................               --          (638,000)
  Costs related to acquisition ...........................................................               --          (100,000)
                                                                                               ------------      ------------
                Net cash used in investing activities ....................................          (18,000)         (856,000)
                                                                                               ------------      ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock .................................................        1,483,000         3,700,000
  Borrowings on debt .....................................................................          407,000            64,000
  Net proceeds of loans collateralized by assets of discontinued operations ..............               --           678,000
  Decrease in restricted cash ............................................................               --           302,000
                                                                                               ------------      ------------
                Net cash provided by financing activities ................................        1,890,000         4,744,000
                                                                                               ------------      ------------
Net increase (decrease) in cash and cash equivalents .....................................       (1,621,000)          599,000
Cash and cash equivalents, beginning of period ...........................................        1,923,000         1,324,000
                                                                                               ------------      ------------
Cash and cash equivalents, end of period .................................................     $    302,000      $  1,923,000
                                                                                               ============      ============

Supplemental disclosure of cash flow information:
  Interest paid ..........................................................................     $     17,000      $     21,000
  Income taxes paid ......................................................................     $         --      $         --

Supplemental disclosure of non-cash investing and financing activities:
  Purchase of Cambio Networks, Inc. ......................................................
  Common stock issued to seller ..........................................................               --           619,000
  Liabilities assumed (including cash advanced prior to acquisition of $1,513,000) .......               --         4,658,000
  Acquisition costs ......................................................................               --           100,000
                                                                                               ------------      ------------
     Assets acquired (including goodwill of $4,875,000) ..................................     $         --      $  5,377,000
                                                                                               ============      ============

  Conversion of debt into preferred stock ................................................     $         --      $  1,207,000
                                                                                               ============      ============

  Conversion of debt into common stock ...................................................     $    406,000      $         --
                                                                                               ============      ============

  Conversion of preferred stock into common stock ........................................     $    232,000      $         --
                                                                                               ============      ============

           See accompanying notes to consolidated financial statements

                          CAMBIO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS


         Cambio, Inc. ("Cambio" or the "Company"), formerly Meadowbrook Rehabilitation Group, Inc., acquired Cambio Networks, Inc. ("Networks") on September 14, 1998. The Company currently provides professional services and supplies software products for operations support systems of telecommunications networks. The Company's primary product is netRunner(TM). The Company's corporate headquarters is in Dallas, Texas. The Company's accounting, finance, and research and development functions are located in El Paso, Texas. The Company also has sales executives located in the United Kingdom and Egypt.

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

         On February 2, 1999, Cambio transferred all of the issued and outstanding stock of the discontinued healthcare subsidiaries (the "Subsidiaries") to Imperial Loan Management Corporation ("Imperial"), an affiliate of the Company's former Chairman and CEO, Harvey Wm. Glasser M.D. Dr. Glasser, who in February 1999 resigned his position as CEO and in March 1999 resigned from the Board of Directors, is overseeing the liquidation of the Subsidiaries on behalf of Imperial. The Company received no proceeds from the transfer. Prior to the transfer, Imperial loaned $900,000 to the Subsidiaries and Cambio, represented by 10% notes payable. Imperial will use its best efforts to liquidate each of the Subsidiaries, settle outstanding obligations and collect all amounts receivable. Cambio remains a guarantor of the Imperial loans, amounting to $678,000 as of June 30, 2000. Upon liquidation of the Subsidiaries and settlement of the outstanding indebtedness, Cambio is entitled to receive one-half of the proceeds remaining after payment of Imperial's expenses. At June 30, 2000, the assets and liabilities of the discontinued businesses consist primarily of the accounts receivable and the Imperial loans. The Company considers the realization of the remaining assets to be unlikely and the assets have been fully provided for. All other material obligations of the Subsidiaries have been settled except for the Imperial loans.

Results of discontinued operations are as follows:

                                                                       2000            1999
                                                                 ---------------     -----------
Net revenues ...............................................     $            --     $        --
Net expenses ...............................................                  --              --
                                                                 ---------------     -----------

Net loss from operations of discontinued businesses ........     $            --     $        --
                                                                 ===============     ===========

Net loss on disposal of discontinued businesses ............     $            --     $(1,013,000)
                                                                 ===============     ===========

         The operations of Networks are reflected in the Company's fiscal year 1999 results from the date that Networks was acquired by the Company. Pro forma results for 1999 are not presented, as the results would not be materially different than the results reported.

                          CAMBIO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred net losses of $5,385,000 and $10,015,000 during the years ended June 30, 2000 and 1999, and, as of June 30, 2000, the Company's liabilities exceeded its current assets and total assets by $3,179,000 and $3,117,000, respectively. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern.

         In addition to the subscription agreement mention below, the Company continues to seek additional funding through various financing arrangements. The Company plans to fund its operations for the next twelve months from additional proceeds, as discussed in Note 11, and ongoing operations. If the investors in the subscription agreement default, the Company's liquidity will be impaired, which could have a material adverse effect on its business.

         As discussed in Note 11, subsequent to year-end the Company entered into a Subscription Agreement (the "Subscription Agreement") whereby the Company offered for sale up to $17,000,000 principal amount of 6% convertible notes (the "Notes") and issuance of common stock purchase warrants, as defined in the Subscription Agreement. Through September 22, 2000, the Company sold $1,000,000 in Notes with proceeds, net of fees, of $880,000.

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

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for under the straight-line method in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, which range from one to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the assets.

                          CAMBIO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EARNINGS PER SHARE

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares, consist of options and warrants, have not been included in computing diluted EPS for 2000 and 1999 as their effects are antidilutive.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

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

                          CAMBIO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SEGMENT REPORTING

         The Company currently has one operating segment based on the markets in which the Company operates and the information used to manage the business. Identifiable assets held outside the United States are not material. Revenues attributable to customers outside the United States, amounted to $665,000 and $147,000, primarily in Egypt and Malaysia, respectively, in 2000 and $479,000, primarily in Egypt, in 1999.

GOODWILL

         In 1999, the Company recorded an impairment loss on the goodwill associated with the Networks acquisition, as the products obtained in the acquisition were no longer being sold by the Company.

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Board has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, which is effective for financial statements issued for periods beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption is not expected to materially impact the results of operations, financial position and financial statement disclosures in the period in which it is adopted, and is not expected to have a significant impact on future financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SFAS 101"), "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B that delayed the implementation date of SAB 101 until the quarter ended December 31, 2000 with retroactive application to the beginning of our fiscal year. The Company does not expect the adoption of SAB 101 to have a material impact on its financial position of results of operations.

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" ("FIN 44"). FIN 44 clarified the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN 44 is effective July 1, 2000. The Company does not expect the adoption of FIN 44 to have a material impact on its financial position or results of operations.

RECLASSIFICATIONS

         Certain items in 1999 have been reclassified to conform to the 2000 presentation. These reclassifications have no effect on the Company's financial position or results of operations.

                          CAMBIO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                            June 30,
                                                              2000
                                                            --------
Office and computer equipment .........................     $289,000
Leasehold improvements ................................       27,000
                                                            --------
                                                             316,000
Less accumulated depreciation and amortization ........      254,000
                                                            --------
                                                            $ 62,000
                                                            ========

NOTE 5 - NOTES PAYABLE TO STOCKHOLDERS

         The Company has promissory notes payable to common stockholders of $250,000, bearing interest at 7% per annum, due on demand, collateralized by first position on all assets of the Company.

         In addition, during fiscal 2000 the Company entered into an unsecured promissory note agreement with an executive officer of the Company in the amount of $245,000. This note, bearing interest at 8% per annum, is due on demand. At June 30, 2000 the balance due under this note was $228,000.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LEASES

         The Company leases its office and service facilities and certain equipment under noncancelable and month-to-month operating lease agreements, which expire at various dates through 2005. Future minimum lease payments under these agreements for the fiscal years ending June 30, are as follows:

         2001  ..........................................      $   241,000
         2002  ..........................................          126,000
         2003  ..........................................          111,000
         2004  ..........................................          104,000
         2005  ..........................................          104,000
                                                               -----------
                                                               $   686,000
                                                               ===========

         Rent expense for the years ended June 30, 2000 and 1999 was $309,000 and $419,000, respectively.

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

                          CAMBIO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - EMPLOYEE BENEFIT PLANS

         The Company has a defined contribution savings plan (401(k)) covering substantially all employees who have completed three months of service. At the discretion of the Board of Directors, the Company can match 50% of employee contributions up to a total contribution of 3% of each employee's annual salary. There were no employer contributions in 2000 and 1999.

NOTE 8 - STOCKHOLDERS' EQUITY

COMMON STOCK

         The Company has authorized 50,000,000 shares of Class A and 5,000,000 shares of Class B Common Stock. During 1999, all shares of Class B Common Stock were converted into Class A Common Stock.

         During 2000, the Company exchanged 2,348,000 shares of Class A Common Stock as compensation for services. Expenses of $1,271,000 have been recognized in connection with these issuances.

SALE OF PREFERRED STOCK

         During 1999, the Company's Board of Directors approved the issuance of up to 62,500 shares of a newly created Convertible Preferred Stock designated as Series B (the "Preferred Stock") for $100 per share. Each share of Preferred Stock is convertible into 500 shares of the Company's Class A Common Stock and is entitled to receive dividends in an amount equal to the equivalent per share dividend declared on the Class A Common Stock when and as declared by the Board of Directors. During 2000, certain preferred shareholders elected to convert 46,506 shares of Preferred Stock into 23,253,000 shares of Class A Common Stock.

CONVERSION OF DEBT TO EQUITY

         During 2000, the Company converted notes payable of $178,000 into 790,000 shares of the Company's Class A Common Stock. Also during 2000, the Company converted trade payables and other liabilities of $228,000 into 608,000 shares of the Company's Class A Common Stock.

         In February 1999 and May 1999, the Company converted debt and accrued interest of $1,057,000 and $350,000 into 10,573 and 3,500 shares of the Company's Preferred Stock.

STOCK PLAN

         The Company has in place the 1994 Stock Incentive Plan which has 1,022,500 shares available for grant. No options are outstanding from this plan. Nonqualified stock options granted to employees in 1999 outside the 1994 plan generally vest within three years and terminate ten years from the date of grant.

                          CAMBIO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee stock option activity is summarized as follows:

                                                         Weighted
                                                         Average
                                                         Exercise
                                                          Price
                                          Shares        Per Share
                                        ----------      ----------
Balance at June 30, 1998 ..........         30,000      $     2.73
     Granted ......................      2,567,000             .20
     Exercised ....................             --              --
     Cancelled ....................        (30,000)           2.73
                                        ----------      ----------

Balance at June 30, 1999 ..........      2,567,000      $      .20
     Granted ......................      3,684,000             .20
     Exercised ....................     (1,728,000)            .20
     Cancelled ....................     (1,288,000)            .20
                                        ----------      ----------

Balanced at June 30, 2000 .........      3,235,000      $      .20
                                        ==========      ==========

         The following table summarizes information about stock options outstanding as of June 30, 2000:

                                    Weighted          Weighted
                                    Average           Average
Exercise             Number         Exercise          Remaining          Number
 Price           Outstanding          Price          Life (Years)     Exercisable
--------         -----------       ---------         ------------     -----------
$    .20           3,235,000       $     .20              5             1,325,000

         The following table depicts the Company's pro forma results had compensation expense for employee stock options been determined based on the fair value at the grant dates as prescribed in SFAS No. 123:

                                                            2000             1999
                                                       ------------      ------------
Net loss applicable to common shareholders
     As reported .................................     $ (5,385,000)     $(10,015,000)
     Pro forma ...................................       (5,594,000)      (10,329,000)

Basic and diluted net loss per share
     As reported .................................     $       (.38)     $      (2.80)
     Pro forma ...................................             (.39)            (2.89)

         The fair value of each option grant was determined using the Black-Scholes model. The weighted average fair value of options granted to employees was $.24 and $.20 in 2000 and 1999, respectively. The following weighted average assumptions were used to perform the calculations: expected life of 5 years; interest rate of 6%; volatility of 205% in 2000 and 390% in 1999; and no dividend yield. The pro forma disclosures above may not be representative of pro forma effects on reported financial results for future years.

         During 2000, the Company issued 250,000 shares of Class A Common Stock to an employee of the Company. Compensation expense of $90,000 has been recognized in connection with this issuance.

                          CAMBIO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WARRANTS/OPTIONS

         On May 3, 1999, the Company sold 39,000 shares of preferred stock and issued 1,256,000 warrants to purchase 1,256,000 shares of class A common stock of the Company at $0.20 per share. The warrants were issued as a fee for the sale of the preferred stock. The warrants expire May 6, 2004. During 2000, the holders of these warrants exercised 1,085,000 warrants under a cashless exercise feature of the grant.

         During February 2000, the Company issued 2,000,000 warrants to purchase Class A Common Stock in connection with the sale of 667,000 shares of Class A Common Stock. These warrants are exercisable into 2,000,000 shares of the Class A Common Stock at $0.15 per share. Of these warrants 500,000 were issued as a fee for the sale of the common stock. The warrants were exercised during 2000.


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

NOTE 9 - INCOME TAXES

         No provision for taxes was made in 2000 or 1999 due to the losses in each year. The Company increased the valuation allowance on net deferred tax assets by $1,073,000 and $3,085,000 in 2000 and 1999.

         The primary differences between the statutory federal tax rate and the effective rate are the change in the valuation allowance provided against deferred tax assets and a change in the effective tax rate of the Company as a result of the discontinuation of rehabilitation operations and the acquisition of Networks. The Company has $23,396,000 of net operating loss carryforwards for federal purposes and associated state net operating loss carryforwards, which expire at various dates through 2020. Current federal and state tax law includes certain provisions limiting the annual use of net operating loss carryforwards in the event of certain defined changes in stock ownership. The annual use of the Company's net operating loss carryforwards are limited according to these provisions.

         Deferred income taxes are comprised of the following at June 30, 2000:

Accruals not currently deductible ................     $   201,000
Tax loss carry forwards ..........................       7,955,000
                                                       -----------

Total deferred income tax assets .................       8,156,000
Less valuation allowance .........................      (8,156,000)
                                                       -----------
Net deferred income tax assets ...................     $        --
                                                       ===========

NOTE 10 - MAJOR CUSTOMERS

         In 2000 the Company had sales in excess of 10% to two customers amounting to $665,000 and $147,000. The customers accounted for 68% and 15% of net revenues, respectively.

                          CAMBIO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In 1999, the Company had sales in excess of 10% to three customers amounting to $429,000, $117,000 and $96,000. The customers accounted for 52%, 14% and 12%, respectively, of net revenues.

NOTE 11 - SUBSEQUENT EVENTS

         In July 2000, the Company increased its authorized Class A common shares from 50,000,000 shares to 200,000,000 shares.

         The Company settled certain litigation with a vendor for 74,293 Class A common shares in July 2000.

         In July 2000, the Company entered into a Subscription Agreement, whereby up to $17,000,000 principal amount of 6% convertible notes were offered for sale, as well as associated stock purchase warrants (the "Warrants"). The maturity date of the Notes is July 1, 2003. The Notes are subject to certain performance covenants and registration rights, as defined in the Subscription Agreement. The Notes convert at the option of the holder and subject to certain mandatory and optional redemption, as defined. The Warrants grant certain put provisions to the holder, as defined in the Subscription Agreement.

                                   SIGNATURES

         Pursuant to the requirements of section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Paso, on October 12, 2000.

                                      CAMBIO, INC.


                                      By:  /s/ Ali Al-Dahwi
                                           -------------------------------------
                                           Ali Al-Dahwi
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                                   Date
---------                          -----                                   ----
/s/ Ali Al-Dahwi                   President, Chief Executive              October 12, 2000
--------------------------         Officer and Director (principal
Ali Al-Dahwi                       executive officer)

/s/ Kent Van Houten                Chief Financial Officer (principal      October 12, 2000
---------------------------        financial and accounting officer)
Kent Van Houten

/s/ Philip Chapman                 Director                                October 12, 2000
---------------------------
Philip Chapman

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------
2.1            Agreement and Plan of Merger, dated April 3, 1998, between
               Meadowbrook Rehabilitation Group, Inc., Interset, Inc., Cambio
               Networks, Inc., and the securityholders named therein, filed as
               Exhibit 2.1 to the Company's current report on Form 8-K dated
               April 22, 1998.

2.2            Agreement of Amendment, dated July 27, 1998, between Meadowbrook
               Rehabilitation Group, Inc., Interset, Inc., Cambio Networks,
               Inc., and the securityholders named therein, filed as Annex A to the Company's Joint Information/Consent Solicitation Statement on
               Schedule 14C dated August 14, 1998.

2.3            Secured Bridge Financial Note dated April 3, 1998, between
               Meadowbrook Rehabilitation Group, Inc., and Cambio Networks,
               Inc., filed as Exhibit 2.2 to the Company's current report on Form 8-K dated April 22, 1998.

3.1 Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Commission File No. 33-44197).

3.2 Amended and Restated By-Laws of the Company, filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Commission
               File No. 33-44197).

3.3 Certificate of the Designations, Powers, Preferences, and Rights of the Series B Convertible Preferred Stock, filed as Exhibit
               10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.

4.1            Form of Convertible Note, dated as of July 27, 2000, filed as
               Exhibit 4.1 to the Company's current report on Form 8-K dated
               July 27, 2000.

4.2 Form of Warrant, dated as of July 27, 2000, filed as Exhibit 4.2 to the Company's current report on Form 8-K dated July 27, 2000.

10.1 1994 Stock Incentive Plan of the Company filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

10.2 Agreement dated February 2, 1999 by and between Harvey Glasser, the Company and certain security holders, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.

10.3           Agreement dated February 2, 1999 by and between Imperial Loan
               Management Corporation, Cambio, Inc. and Medbrook Home Health,
               Inc., filed as Exhibit 10.3 to the Company's Quarterly Report on
               Form 10-QSB for the quarter ended December 31, 1998.

10.4 Form of Subscription Agreement, dated as of July 27, 2000, between the Company and the subscribers named therein, filed as
               Exhibit 10.1 to the Company's current report on Form 8-K dated
               July 27, 2000.

21.1 Subsidiaries of the Company, filed as Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the year ended June
               30, 1999.

23.1           Consent of BDO Seidman, LLP.

23.2           Consent of Grant Thornton LLP.

27.1           Financial Data Schedule.