Form 10QSB
period 2000-09-30
CAMBIO INC
filed 2000-11-20
CIK 852164

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

                        6006 NORTH MESA STREET, SUITE 600
                              EL PASO, TEXAS 79912
                    (Address of principal executive offices)

                                 (915) 581-5828
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 14, 2000, 49,694,000 shares of Class A Common Stock, no shares of Class B Common Stock, and 500 shares of Series B Convertible Preferred Stock which are convertible into 250,000 shares of Class A Common Stock, were outstanding.

                                  CAMBIO, INC.

                                   FORM 10-QSB


                                      INDEX

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
Part I          Financial Information

                Item 1                   Financial Statements

                                         Condensed Consolidated Balance Sheet as of September
                                         30, 2000 (unaudited) and June 30, 2000                        3

                                         Condensed Consolidated Statements of Operations for
                                         the three months ended September 30, 2000 and 1999
                                         (unaudited)                                                   4

                                         Condensed Consolidated Statements of Cash Flows for
                                         the three months ended September 30, 2000 and 1999
                                         (unaudited)                                                   5

                                         Notes to Consolidated Financial Statements                    6



                Item 2                   Management's Discussion and Analysis of Financial
                                         Condition and Results of Operations                           7
Part II
                                         Other Information                                             9

                Item 1                   Legal Proceedings                                             9
                Item 2                   Changes in Securities and Use of Proceeds                     9
                Item 3                   Defaults upon Senior Securities                               9
                Item 4                   Submission of Matters to a Vote of Security Holders           9
                Item 5                   Other Information                                             9
                Item 6                   Exhibits and Reports on Form 8-K                              9

Signature                                                                                              10

                                  CAMBIO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                September 30          June 30
                                                                                    2000                2000
                                                                                 -----------        -----------
ASSETS                                                                           (Unudited)           (Audited)
 Current assets:
  Cash and cash equivalents                                                      $   514,000        $   302,000
  Accounts receivable                                                                233,000            161,000
  Prepaids and deposits                                                               63,000             25,000
                                                                                 -----------        -----------
    Total current assets                                                             810,000            488,000

 Property and equipment, net                                                          77,000             62,000
                                                                                 -----------        -----------
    Total assets                                                                 $   887,000        $   550,000
                                                                                 ===========        ===========
LIABILITIES AND CAPITAL DEFICIT
 Current liabilities:
  Accounts payable and accrued liabilities                                       $ 2,309,000        $ 2,496,000
  Deferred revenue                                                                    83,000             15,000
  Note payable to stockholder                                                        479,000            478,000
  Liabilities of discontinued operations                                             678,000            678,000
                                                                                 -----------        -----------
    Total current liabilities                                                      3,549,000          3,667,000

 Convertible notes payable to investors                                            1,000,000                 --

 Capital deficit:
  Common stock, $0.01 par value - 49,674,200 authorized shares issued and outstanding at September 30, 2000; 39,359,350 shares
   issued and outstanding at June 30, 2000                                           497,000            393,000
  Preferred stock, $0.01 par value - 500 shares issued and outstanding at September 30, 2000; 4,567 shares issued and outstanding at
   June 30, 2000                                                                          --                 --

 Paid in capital                                                                  27,083,000         26,447,000

 Accumulated deficit                                                             (31,242,000)       (29,957,000)
                                                                                 -----------        -----------
    Total capital deficit                                                         (3,662,000)        (3,117,000)
                                                                                 -----------        -----------
    Total liabilities and capital deficit                                        $   887,000        $   550,000
                                                                                 ===========        ===========









      See Notes to Condensed Consolidated Financial Statements (unaudited).

                                  CAMBIO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                    Three Months Ended
                                                                                       September 30,
                                                                               ------------------------------
                                                                                  2000               1999
                                                                               -----------        -----------
Revenue                                                                        $   120,000        $   228,000

Operating expenses:
  Cost of revenue                                                                    4,000            113,000
  Sales and marketing                                                              277,000            293,000
  Services                                                                         123,000            187,000
  Research and development                                                         173,000            131,000
  General and administrative expenses                                              809,000            696,000
                                                                               -----------        -----------
     Total operating expenses                                                    1,386,000          1,420,000
                                                                               -----------        -----------
Loss from operations                                                            (1,266,000)        (1,192,000)
Other income (expense):
  Interest income                                                                       --             11,000
  Interest expense                                                                 (19,000)           (19,000)
                                                                               -----------        -----------
Total other expense                                                                (19,000)            (8,000)
                                                                               -----------        -----------
Net loss                                                                       $(1,285,000)       $(1,200,000)
                                                                               ===========        ===========
Basic and diluted net loss per common share                                    $     (0.03)             (0.30)
                                                                               ===========        ===========
Weighted average shares outstanding                                             43,428,492          3,968,961
                                                                               ===========        ===========




      See Notes to Condensed Consolidated Financial Statements (unaudited).

                                  CAMBIO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                            --------------------------------
                                                                                2000               1999
                                                                            ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (1,285,000)      $  (1,200,000)

  Adjustments to reconcile net loss to cash used in operations:
    Depreciation                                                                  21,000              28,000
    Expenses and settlements paid with equity                                    161,000              17,000

  Changes in assets and liabilities:
    Receivables                                                                  (72,000)              3,000
    Prepaid expenses                                                             (38,000)             10,000
    Accounts payable and accrued liabilities                                    (187,000)             40,000
    Deferred revenue                                                              68,000             (88,000)
                                                                            ------------       -------------
Net cash used in operating activities                                         (1,332,000)         (1,190,000)
                                                                            ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (36,000)             (9,000)
                                                                            ------------       -------------
    Net cash used in investing activities                                        (36,000)             (9,000)
                                                                            ------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible debt                                     880,000                  --
  Proceeds from issuance of common stock                                         675,000                  --
  Proceeds from exercise of stock options                                         24,000              36,000
  Other                                                                            1,000                  --
                                                                            ------------       -------------
    Net cash provided by financing activities                                  1,580,000              36,000
                                                                            ------------       -------------
    Net change in cash and cash equivalents                                      212,000          (1,163,000)

    Cash and cash equivalents at beginning of the period                         302,000           1,923,000
                                                                            ------------       -------------
    Cash and cash equivalents at end of the period                          $    514,000       $     760,000
                                                                            ============       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                $         --       $      11,515
    Income taxes                                                                      --                  --




      See Notes to Condensed Consolidated Financial Statements (unaudited).

                                  CAMBIO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of the Company for the three months ended September 30, 2000 and 1999 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, certain information and footnote disclosures normally included in a full set of financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000 previously filed with the Securities and Exchange Commission.

NOTE 2.  NATURE OF BUSINESS

The Company currently provides professional services and supplies software products for operations support systems of telecommunications networks. The Company's primary product is netRunner(TM). The Company's corporate headquarters is in Dallas, Texas. The Company's accounting, finance, and research and development functions are located in El Paso, Texas. The Company also has sales offices located throughout the United States, in the United Kingdom and Egypt.

NOTE 3.  DISCONTINUED OPERATIONS

On February 2, 1999, Cambio transferred all of the issued and outstanding stock of the discontinued healthcare subsidiaries (the "Subsidiaries") to Imperial Loan Management Corporation ("Imperial"), an affiliate of the Company's former Chairman and CEO, Harvey Wm. Glasser, M.D. Dr. Glasser, who in February 1999 resigned his position as CEO and in March 1999 resigned from the Board of Directors, is overseeing the liquidation of the Subsidiaries on behalf of Imperial. The Company received no proceeds from the transfer. Prior to the transfer, Imperial loaned $900,000 to the Subsidiaries and Cambio, represented by 10% notes payable. Imperial will use its best efforts to liquidate each of the Subsidiaries, settle outstanding obligations and collect all amounts receivable. Cambio remains a guarantor of the Imperial loans, amounting to $678,000 as of June 30, 2000. Upon liquidation of the Subsidiaries and settlement of the outstanding indebtedness, Cambio is entitled to receive one-half of the proceeds remaining after payment of Imperial's expenses. At September 30, 2000, the assets and liabilities of the discontinued businesses consist primarily of the accounts receivable and the Imperial loans. The Company considers the realization of the remaining assets to be unlikely and the assets have been fully provided for. All other material obligations of the Subsidiaries have been settled except for the Imperial loans.

NOTE 4.  NOTES PAYABLE

In July 2000, we issued $1 million in principal amount of convertible notes bearing interest at 6% per annum. In connection with this financing, we issued warrants to purchase 1,250,000 shares of common stock. The subscribers in this financing have agreed to purchase from us convertible notes up to the principal amount of $17 million. This right is exercisable at our option. In connection with this right, we are obligated to issue additional warrants to the subscribers.

NOTE 5.  BACKLOG

For the three months ended September 30, 2000, the Company received an order from a major customer totaling $347,000. At September 30, 2000, the Company's backlog of future shipments was $437,000.

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

         The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions, as they relate to Cambio or our management team, may identify forward-looking statements. Such statements reflect the current views of Cambio with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Cambio does not intend to update these forward-looking statements.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000
AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues. Revenues from operations decreased 47% from $228,000 for the three months ended September 30, 1999 to $120,000 for the three months ended September 30, 2000. The decrease in revenues is primarily attributable to sales of the Company's software at higher sales revenue in the first quarter last year versus lower sales revenue in the first quarter this year of maintenance and system support. Cost of revenue for the three months ended September 30, 2000 was down significantly from the three months ended September 30, 1999 representing the fact that most revenue was related to maintenance and software sales where all development costs have been incurred in prior periods.

         Sales and Marketing. Sales and marketing expenses decreased slightly by 5% from $293,000 for the three months ended September 30, 1999 to $277,000 for the three months ended September 30, 2000.

         Services. Services expenses decreased 34% from $187,000 for the three months ended September 30, 1999 to $123,000 for the three months ended September 30, 2000. This decrease was attributable to reduced costs related to servicing order installation and reduced manpower cost this current quarter versus the comparable quarter of last year.

         Research and Development. Research and development expenses increased 32%, from $131,000 for the three months ended September 30, 1999 to $173,000 for the three months ended September 30, 2000. The increase was attributable to increased personnel costs in development and engineering cost associated with the Company's main product. During the three months ended September 30, 2000, the Company employed ten people in its research and development department as compared to five persons for the three months ended September 30, 1999.

         General and Administrative. General and administrative expenses increased 16%, from $696,000 for the three months ended September 30, 1999 to $809,000 for the three months ended September 30, 2000. The balance represents additional costs for added personnel first quarter this year versus first quarter last year.

         Interest. Interest income decreased $11,000 from the three months ended September 30, 1999 to less than $1,000 for the three months ended September 30, 2000. This represents the reduced cash balance from $1,923,000 at June 30, 1999 down to $362,000 at June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used cash of $1,332,000 during the three months ended September 30, 2000 compared to a use of $1,190,000 for the three months ended September 30, 1999. The primary reason for the increase in the use of cash is the increased operating loss for the quarter and payments of $187,000 of accounts payable and accrued liabilities offset by expenses paid for by issuance of common stock for the three months ended September 30, 2000 compared to the same period in the previous year.

         During the three months ended September 30, 2000, consistent with the three months ended September 30, 1999, the Company's investing activities were $36,000 and $9,000 consisting of software and computer/network equipment purchases.

         The financing activities during the three months ended September 30, 2000 consisted of proceeds from the issuance of common stock of approximately $675,000, exercise of stock options of approximately $24,000 and proceeds of convertible debt debentures of $880,000. This compares to the three months ended September 30, 1999 where financing activities of the Company consisted of the exercise of stock options in the amount of $36,000.

      The Company believes that its current negative operational cash flow is temporal and will be alleviated by increased sales. However, there can be no assurance that sales will increase or additional capital other than provided in the paragraph above will be available on terms favorable to the Company. If adequate funds are not available, the Company's liquidity could be impaired, which would have a negative impact on the Company's ability to grow its business. As a result of the above conditions, the Company's most recent audited financial statements contained a going concern opinion.

      Finally, in July 2000, we issued $1,000,000 in principal amount of convertible notes. In connection with this financing, we issued warrants to purchase 1,250,000 shares of common stock. During the three months ended September 30, 2000, Cambio entered into a $17,000,000 financing supported with convertible notes for the next three years as discussed in footnote to the financial statements. The subscribers have agreed to purchase from Cambio these convertible notes exercisable at our option. The holders are bound to honor the loans in the subscription agreement and cannot withhold monies from draw down by Cambio except for reason of default. Notes bear interest at 6% and are convertible to common stock at the option of the note holder.

PART II. OTHER INFORMATION

         Item 1.Legal Proceedings
                None.

Item 2.  Changes in Securities

         During the three months ended September 30, 2000, the Company entered into various agreements for consulting services to third parties and compensation expense to Company employees paid for by the Company's Class A Common Stock. Total shares issued for these services were 2,806,034 shares of the Company's Class A Common Stock. Additionally, one employee purchased 117,627 shares of stock through the exercise of vested options purchased at $0.20 per share.

         Also during the three months ended September 30, 2000, the Company consummated various private placements of Class A Common Stock pursuant to which the Company issued 5,400,000 shares at $0.125 a share for an aggregate consideration of $675,000.

         Additionally, Series B Preferred Stock shareholders presented 4,067 shares of Series B Preferred Stock for conversion into Class A Common Stock. That resulted in 2,033,500 shares of Class A Common Stock being issued subsequent to June 30, 2000.

Item 3.  Defaults Upon Senior Securities
                None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Special Meeting of Stockholders was held on July 14, 2000 (the "Special Meeting"). The following matter was voted upon and approved by the Company's Stockholders at the Special Meeting:

         (a) The approval of an amendment to Article IV of the Certificate of Incorporation increasing the number of authorized shares of Class A Common Stock to be 200,000,000 from 50,000,000. The Company's stockholders voted as follows:

                           For:               33,321,642
                           Against:              491,969
                           Abstentions:          105,257

Item 5.  Other Information
                None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                27         Financial Data Schedule - September 30, 2000

         (b)    Reports on Form 8-K

                On August 24, 2000, we filed a report on Form 8-K reporting the completion of a private placement of $1,000,000 principal amount of 6% convertible notes.

                On September 11, 2000, we filed a report on Form 8-K reporting a change in our certifying accountant.

                                   SIGNATURES


                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:          November 20, 2000

Cambio, Inc.



/s/ Kent J. Van Houten
----------------------
Kent J. Van Houten
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

  27                 Financial Data Schedule - September 30, 2000