Form 10QSB
period 2000-10-31
TELYNX INC
filed 2001-01-12
CIK 852164

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
[ ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                                       OR

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM JULY 1, 2000 TO OCTOBER 31, 2000

COMMISSION FILE NUMBER 0-19726

                                  TELYNX, INC.
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

As of January 9, 2001, 53,624,690 shares of Class A Common Stock, no shares of Class B Common Stock, and 500 shares of Series B Convertible Preferred Stock which are convertible into 250,000 shares of Class A Common Stock, were outstanding.

                                  TELYNX, INC.

                                   FORM 10-QSB


                                      INDEX

                                                                                      Page
                                                                                     Number
                                                                                     ------
Part I    Financial Information

          Item 1    Financial Statements

                    Condensed Consolidated Balance Sheets as of October
                    31, 2000 (unaudited) and June 30, 2000                            3

                    Condensed Consolidated Statements of Operations for
                    the month and four months ended October 31, 2000 and
                    1999 (unaudited)                                                  4

                    Condensed Consolidated Statements of Cash Flows for
                    the four months ended October 31, 2000 and 1999
                    (unaudited)                                                       5

                    Notes to Consolidated Financial Statements                        6

          Item 2    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                               8

Part II   Other Information                                                          10

          Item 1    Legal Proceedings                                                10
          Item 2    Changes in Securities and Use of Proceeds                        10
          Item 3    Defaults upon Senior Securities                                  10
          Item 4    Submission of Matters to a Vote of Security Holders              10
          Item 5    Other Information                                                10
          Item 6    Exhibits and Reports on Form 8-K                                 10

Signatures                                                                           11

                                  TELYNX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            October 31        June 30
                                                                               2000            2000
                                                                           ------------    ------------
                                                                            (Unaudited)      (Audited)
ASSETS

Current assets:
 Cash and cash equivalents                                                 $     42,000    $    302,000
 Accounts receivable                                                            398,000         161,000
    Prepaids and deposits                                                        85,000          25,000
                                                                           ------------    ------------
    Total current assets                                                        525,000         488,000

Deferred finance cost - net                                                     110,000              --
Property and equipment, net                                                      70,000          62,000
                                                                           ------------    ------------
     Total assets                                                          $    705,000    $    550,000
                                                                           ============    ============

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
 Accounts payable and accrued liabilities                                  $  2,418,000    $  2,496,000
 Deferred revenue                                                                70,000          15,000
 Note payable to stockholder                                                    479,000         478,000
 Liabilities of discontinued operations                                         678,000         678,000
                                                                           ------------    ------------

 Total current liabilities                                                    3,645,000       3,667,000
                                                                           ------------    ------------
Convertible notes payable to investors                                        1,000,000              --
                                                                           ------------    ------------
Capital deficit:
 Common stock, $0.01 par value - 49,736,953 authorized shares issued and outstanding at October 31, 2000; 39,359,350 shares
   issued and outstanding at June 30, 2000                                      497,000         393,000
 Preferred stock, $0.01 par value - 500 shares issued and outstanding at October 31, 2000; 4,567 shares issued and outstanding at
   June 30, 2000                                                                     --              --

Paid in capital                                                              27,206,000      26,447,000

Accumulated deficit                                                         (31,643,000)    (29,957,000)
                                                                           ------------    ------------

      Total stockholders' deficit                                            (3,940,000)     (3,117,000)
                                                                           ------------    ------------
      Total liabilities and stockholders' equity                           $    705,000    $    550,000
                                                                           ============    ============


      See Notes to Condensed Consolidated Financial Statements (unaudited).

                                  TELYNX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Month Ended                  Four Months Ended
                                                       October 31                      October 31
                                              ----------------------------    ----------------------------
                                                   2000           1999            2000            1999
                                              ------------    ------------    ------------    ------------
Revenue                                       $    232,000    $     44,000    $    352,000    $    272,000
Cost of revenue                                    103,000           7,000         107,000         120,000
                                              ------------    ------------    ------------    ------------
   Gross margin                                    129,000          37,000         245,000         152,000

Operating expenses:

  Sales and marketing                              110,000         129,000         387,000         422,000
  Services                                          58,000          29,000         181,000         142,000
  Research and development                          80,000          59,000         253,000         262,000
  General and administrative expenses              241,000         199,000       1,050,000         897,000
                                              ------------    ------------    ------------    ------------

     Total operating expenses                      489,000         416,000       1,871,000       1,723,000

Loss from operations                              (360,000)       (379,000)     (1,626,000)     (1,571,000)
Other income (expense):
  Interest income                                       --           4,000              --          15,000
  Interest expense                                 (41,000)        (19,000)        (60,000)        (38,000)
                                              ------------    ------------    ------------    ------------

Total other expense                                (41,000)        (15,000)        (60,000)        (23,000)
                                              ------------    ------------    ------------    ------------

Net loss                                      $   (401,000)   $   (394,000)   $ (1,686,000)   $ (1,594,000)
                                              ------------    ------------    ------------    ------------

Basic and diluted net loss per common share   $      (0.01)   $      (0.10)   $      (0.04)   $      (0.40)
                                              ============    ============    ============    ============

Weighted average shares outstanding             49,683,332       4,037,236      45,004,915       3,986,030
                                              ============    ============    ============    ============


      See Notes to Condensed Consolidated Financial Statements (unaudited).

                                  TELYNX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     YTD
                                                                                  October 31,
                                                                         ----------------------------
                                                                             2000            1999
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $ (1,686,000)   $ (1,594,000)

   Adjustments to reconcile net loss to cash used in operations:
     Depreciation and amortization                                             41,000          38,000
 Expenses and settlements paid with equity                                    164,000          17,000

   Changes in assets and liabilities:
     Receivables                                                             (237,000)        (76,000)
     Prepaid expenses                                                         (60,000)          9,000
Accounts payable and accrued liabilities                                      (78,000)       (296,000)
     Deferred revenue                                                          55,000         (89,000)
                                                                         ------------    ------------
Net cash used in operating activities                                      (1,801,000)     (1,991,000)
                                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                        (39,000)         (9,000)
                                                                         ------------    ------------

      Net cash used in investing activities                                   (39,000)         (9,000)
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible debt                                  880,000         378,000
  Proceeds from issuance of common stock                                      675,000              --
  Proceeds from exercise of stock options                                      24,000          36,000
  Other                                                                         1,000          (1,000)
                                                                         ------------    ------------

      Net cash provided by financing activities                             1,580,000         413,000
                                                                         ------------    ------------

      Net change in cash and cash equivalents                                (260,000)     (1,587,000)

      Cash and cash equivalents at beginning of the period                    302,000       1,923,000
                                                                         ------------    ------------

      Cash and cash equivalents at end of the period                     $     42,000    $    336,000
                                                                         ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for:
    Interest                                                             $         --    $     12,000
    Income taxes                                                                   --              --




      See Notes to Condensed Consolidated Financial Statements (unaudited).

                                  TELYNX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of the Company for the four months ended October 31, 2000 and 1999 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, certain information and footnote disclosures normally included in a full set of financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000 previously filed with the Securities and Exchange Commission.

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

NOTE 3.  DISCONTINUED OPERATIONS

On February 2, 1999, Telynx transferred all of the issued and outstanding stock of the discontinued healthcare subsidiaries (the "Subsidiaries") to Imperial Loan Management Corporation ("Imperial"), an affiliate of the Company's former Chairman and CEO, Harvey Wm. Glasser, M.D. Dr. Glasser, who in February 1999 resigned his position as CEO and in March 1999 resigned from the Board of Directors, is overseeing the liquidation of the Subsidiaries on behalf of Imperial. The Company received no proceeds from the transfer. Prior to the transfer, Imperial loaned $900,000 to the Subsidiaries and Telynx, represented by 10% notes payable. Imperial will use its best efforts to liquidate each of the Subsidiaries, settle outstanding obligations and collect all amounts receivable. Telynx remains a guarantor of the Imperial loans, amounting to $678,000 as of June 30, 2000. Upon liquidation of the Subsidiaries and settlement of the outstanding indebtedness, Telynx is entitled to receive one-half of the proceeds remaining after payment of Imperial's expenses. At October 31, 2000, the assets and liabilities of the discontinued businesses consist primarily of the accounts receivable and the Imperial loans. The Company considers the realization of the remaining assets to be unlikely and the assets have been fully provided for. All other material obligations of the Subsidiaries have been settled except for the Imperial loans.

NOTE 4.  NOTES PAYABLE

In July 2000, the Company issued $1 million in principal amount of convertible notes bearing interest at 6% per annum. In connection with this financing, we issued warrants to purchase 1,250,000 shares of common stock. The subscribers in this financing have agreed to purchase from us convertible notes up to the principal amount of $17 million. This right is exercisable at our option. In connection with this right, we are obligated to issue additional warrants to the subscribers. The Company expects to take a charge to earnings in the next fiscal quarter, with an offset to additional paid in capital related to beneficial conversion features of these notes.

NOTE 5.  BACKLOG

For the month ended October 31, 2000, the Company received no orders from customers. At October 31, 2000, the Company's backlog of future shipments was approximately $217,000.

NOTE 6.  YEAR END CHANGE

This transition report is filed for the period ending October 31, 2000, as the Company filed a Current Report on Form 8-K on November 22, 2000 announcing a change in its fiscal year end from June 30 to October 31.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This document contains forward-looking statements that involve risks and uncertainties that could cause the results of Telynx to differ materially from those expressed or implied by such forward-looking statements. These risks include the timely development, production and acceptance of new products and services and their feature sets; the challenge of managing asset levels; the flow of products into third-party distribution channels; the difficulty of keeping expense growth at modest levels while increasing revenues; risks associated with the settlement of accounts payable claims; and other risks detailed from time to time in Telynx's Securities and Exchange Commission filings.

         The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions, as they relate to Telynx or our management team, may identify forward-looking statements. Such statements reflect the current views of Telynx with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Telynx does not intend to update these forward-looking statements.

RESULTS OF OPERATIONS

ONE AND FOUR MONTHS ENDED OCTOBER 31, 2000

AS COMPARED TO ONE AND FOUR MONTHS ENDED OCTOBER 31, 1999

         Revenues. Revenues from operations increased 427% from $44,000 for the month ended October 31, 1999 to $232,000 for the month ended October 31, 2000. The increase in revenues is primarily attributable to sales of the Company's software at higher sales revenue this month versus lower sales revenue in the prior October period of maintenance and system support. Cost of revenue for the month ended October 31, 2000 was up significantly from the month ended October 31, 1999, representing the cost incurred related to the software sales in the month ended October 31, 2000. For the year to date period, revenues increased 29% from $272,000 for the four months ended October 31, 1999 to $352,000 for the four months ended October 31, 2000. The increase in revenues is primarily attributable to increased sales and services of the Company's main product line. Cost of revenues decreased 11% from $120,000 for the four months ended October 31, 1999 to $107,000 for the four months ended October 31, 2000. The decrease is attributable to higher cost incurred in product sales for the four months ended October 31, 2000 versus lower cost incurred in system support for the four months ended October 31, 1999.

         Sales and Marketing. Sales and marketing expenses decreased 15% from $129,000 for the month ended October 31, 1999 to $110,000 for the month ended October 31, 2000 related to reduced travel and related costs in October 2000 versus October 1999. For the year to date period, sales and marketing expenses decreased 8% from $422,000 for the four months ended October 31, 1999 to $387,000 for the four months ended October 31, 2000. Consistent with the month, the decrease was related to reduced travel related costs in October 2000 versus October 1999.

         Services. Services expenses increased 100% from $29,000 for the month ended October 31, 1999 to $58,000 for the month ended October 31, 2000. This increase was attributable to increased manpower costs related to servicing order installation this month versus the comparable month of last year. For the year to date period, services increased 28% from $142,000 for the four months ended October 31, 1999 to $188,000 for the four months ended October 31, 2000. Consistent with the month, the increase was attributable to increased manpower costs related to servicing order installation mostly in October 2000 versus October 1999.

         Research and Development. Research and development expenses increased 35%, from $59,000 for the month ended October 31, 1999 to $80,000 for the month ended October 31, 2000. The increase was attributable to increased personnel costs in development and engineering cost associated with the Company's main product. For the year to date period, research and development costs decreased slightly by 3% from $262,000 for the four months ended October 31, 1999 to $253,000 for the four months ended October 31, 2000.

      General and Administrative. General and administrative expenses increased 21%, from $199,000 for the month ended October 31, 1999 to $241,000 for the month ended October 31, 2000. The increase represents additional costs for added personnel in October of this year versus the comparable month of last year. For the year to date period, general and administrative costs increased 17% from $897,000 for the four months ended October 31, 1999 to $1,050,000 for the four months ended October 31, 2000. The increase represents additional costs for added personnel in the current four month period versus the four month period last year.

         Interest. Interest expense increased $22,000 from the month ended October 31, 1999 of $19,000 to $41,000 for the month ended October 31, 2000. For the year to date period, interest expense increased 58% from $38,000 for the four months ended October 31, 1999 to $60,000 for the four months ended October 31, 2000. These increases are representative of additional financing by the Company this year versus last year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used cash of $1,801,000 during the four months ended October 31, 2000 compared to a use of $1,991,000 for the four months ended October 31, 1999. The primary reason for the decrease in the use of cash is the payment of expenses by the issuance of common stock for the four months ended October 31, 2000 versus October 31, 1999.

         During the four months ended October 31, 2000, consistent with the four months ended October 31, 1999, the Company's investing activities were $39,000 and $9,000 consisting of software and computer/network equipment purchases.

         The financing activities during the four months ended October 31, 2000 consisted of proceeds from the issuance of common stock of approximately $675,000, exercise of stock options of approximately $24,000 and proceeds of convertible debt debentures of $880,000. This compares to the four months ended October 31, 1999 where financing activities of the Company consisted of proceeds of convertible debentures of $378,000 and the exercise of stock options in the amount of $36,000.

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

      In July 27, 2000, the Company issued $1,000,000 in principal amounts of convertible notes bearing interest at 6% which are convertible into Common stock at the option of the holders. On December 19, 2000, an SB-2 was declared effective by the SEC allowing additional funding to proceed. On December 29, 2000, the Company issued an additional $150,000 in principal amounts of 6% convertible notes under this financing. The Company anticipates drawing down on the credit line, to the extent permitted, as the funds become necessary.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

                None.

Item 2.  Changes in Securities

         During the month ended October 31, 2000, three employees received compensation from commissions as paid in Common Stock. Total shares issued for these expenses were 20,442 shares of the Company's Class A Common Stock.

Item 3.  Defaults Upon Senior Securities

                None.

Item 4.  Submission of Matters to a Vote of Security Holders

                None.

Item 5.  Other Information

                None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         (b)      Reports on Form 8-K

                  Current report on Form 8-K filed August 24, 2000. Current report on Form 8-K filed September 11, 2000.

                                   SIGNATURES


               Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:         January 11, 2001


Telynx, Inc.



/s/ Kent J. Van Houten
----------------------
Kent J. Van Houten
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)