Form 10QSB
period 2001-01-31
TELYNX INC
filed 2001-03-26
CIK 852164

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JANUARY 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 20, 2001, 131,624,792 shares of Class A Common Stock, no shares of Class B Common Stock, and 500 shares of Series B Convertible Preferred Stock which are convertible into 250,000 shares of Class A Common Stock, were outstanding.

                                  TELYNX, INC.

                                   FORM 10-QSB


                                      INDEX

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
Part I          Financial Information

                Item 1                   Financial Statements

                                         Condensed Consolidated Balance Sheets as of January
                                         31, 2001 (unaudited) and October 31, 2000 (unaudited)          3

                                         Condensed Consolidated Statements of Operations for
                                         the three months ended January 31, 2001 and 2000
                                         (unaudited)                                                    4

                                         Condensed Consolidated Statements of Cash Flows for
                                         the three months ended January 31, 2001 and 2000
                                         (unaudited)                                                    5

                                         Notes to Consolidated Financial Statements                     6


                Item 2                   Management's Discussion and Analysis of Financial
                                         Condition and Results of Operations                            8

Part II         Other Information                                                                      10

                Item 1                   Legal Proceedings                                             10
                Item 2                   Changes in Securities                                         10
                Item 3                   Defaults upon Senior Securities                               10
                Item 4                   Submission of Matters to a Vote of Security Holders           10
                Item 5                   Other Information                                             10
                Item 6                   Exhibits and Reports on Form 8-K                              10

Signature                                                                                              11

                                  TELYNX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               January 31           October 31
                                                                                  2001                 2000
                                                                               ------------         -----------
                                                                               (Unaudited)          (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                      $    31,000         $     42,000
 Accounts receivable                                                                132,000              398,000
    Prepaids and deposits                                                           103,000               85,000
                                                                                -----------         ------------
    Total current assets                                                            266,000              525,000

Deferred finance cost - net                                                          70,000              110,000

Property and equipment, net                                                          60,000               70,000
                                                                                -----------         ------------
     Total assets                                                               $   396,000         $    705,000
                                                                                ===========         ============
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
 Accounts payable and accrued liabilities                                       $ 3,009,000         $  2,418,000
 Deferred revenue                                                                    31,000               70,000
 Note payable to stockholder                                                        562,000              479,000
 Convertible notes payable to investors                                             350,000                   --
 Liabilities of discontinued operations                                             678,000              678,000
                                                                                -----------         ------------
 Total current liabilities                                                        4,630,000            3,645,000

Convertible notes payable to investors                                              340,000            1,000,000

Capital deficit:
 Common stock, $0.01 par value - 99,416,133 authorized shares issued and outstanding at January 31, 2001; 49,736,953
   shares issued and outstanding at October 31, 2000                                994,000              497,000
 Preferred stock, $0.01 par value - 500 shares issued and
   outstanding at January 31, 2001 and October 31, 2000                                  --                   --

Paid in capital                                                                  28,345,000           27,206,000

Accumulated deficit                                                             (33,913,000)         (31,643,000)
                                                                                -----------         ------------
      Total stockholders' deficit                                                (4,574,000)          (3,940,000)
                                                                                -----------         ------------
      Total liabilities and stockholders' equity                                $   396,000         $    705,000
                                                                                ===========         ============





      See Notes to Condensed Consolidated Financial Statements (unaudited).

                                  TELYNX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                                  January 31
                                                                                  ----------
                                                                              2001            2000
                                                                              ----            ----
Revenue                                                                    $    80,000      $ 370,000

Cost of revenue                                                                     --        134,000
                                                                           -----------      ---------
   Gross margin                                                                 80,000        236,000

Operating expenses:
  Sales and marketing                                                          442,000        222,000
  Services                                                                     184,000        116,000
  Research and development                                                     230,000         57,000
  General and administrative expenses                                        1,051,000        533,000
                                                                           -----------      ---------
     Total operating expenses                                                1,907,000        928,000

Loss from operations                                                        (1,827,000)      (692,000)

Other income (expense):
  Interest income                                                                   --          6,000
  Interest expense                                                            (443,000)       (22,000)
                                                                           -----------      ---------
Total other expense                                                           (443,000)       (16,000)
                                                                           -----------      ---------
Net loss                                                                   $(2,270,000)     $(708,000)
                                                                           -----------      ---------
Basic and diluted net loss per common share                                $     (0.04)     $   (0.13)
                                                                           ===========      =========
Weighted average shares outstanding                                         57,184,603      5,519,874
                                                                           ===========      =========






      See Notes to Condensed Consolidated Financial Statements (unaudited).

                                  TELYNX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                             January 31
                                                                                             -----------
                                                                                      2001                 2000
                                                                                      ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $ (2,270,000)       $  (708,000)
   Adjustments to reconcile net loss to cash used in operations:
     Depreciation and amortization                                                      23,000             27,000
     Interest expense on beneficial conversion of debt                                 397,000                 --
     Expenses and settlements paid with equity                                         226,000                 --
     Changes in assets and liabilities:
     Receivables                                                                       266,000             99,000
     Prepaid expenses                                                                  (18,000)            (1,000)
     Accounts payable and accrued liabilities                                          591,000            270,000
     Deferred revenue                                                                  (40,000)                --
     Other                                                                             (34,000)                --
                                                                                  ------------        -----------
Net cash used in operating activities                                                 (859,000)          (313,000)
                                                                                  ------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                 (13,000)            (2,000)
                                                                                  ------------        -----------
      Net cash used in investing activities                                            (13,000)            (2,000)
                                                                                  ------------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible debt                                           650,000                 --
  Proceeds from issuance of common stock                                               145,000             55,000
  Proceeds from note payable to stockholder                                             67,000                 --
  Other                                                                                 (1,000)                --
                                                                                  ------------        -----------
      Net cash provided by financing activities                                        861,000             55,000
                                                                                  ------------        -----------
      Net change in cash and cash equivalents                                          (11,000)          (260,000)

      Cash and cash equivalents at beginning of the period                              42,000            381,000
                                                                                  ------------        -----------
      Cash and cash equivalents at end of the period                              $     31,000        $   121,000
                                                                                  ============        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
    Interest                                                                      $         --        $        --
    Income taxes                                                                            --                 --
  Non-cash financing activity:
    Redemption of convertible debt for common shares                                   688,000                 --



      See Notes to Condensed Consolidated Financial Statements (unaudited).

                                  TELYNX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of the Company for the three months ended January 31, 2001 and 2000 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, certain information and footnote disclosures normally included in a full set of financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000 previously filed with the Securities and Exchange Commission.

NOTE 2.  NATURE OF BUSINESS

The Company currently provides professional services and supplies software products for operations support systems of telecommunications networks. The Company's primary product is Telynx Version 2. The Company closed its corporate headquarters in Dallas, Texas and moved those administrative activities to its main office located in El Paso, Texas. The Company also has sales executives located in Los Angeles, California, Washington, DC, the United Kingdom and the Middle East.

NOTE 3.  DISCONTINUED OPERATIONS

On February 2, 1999, Telynx transferred all of the issued and outstanding stock of the discontinued healthcare subsidiaries (the "Subsidiaries") to Imperial Loan Management Corporation ("Imperial"), an affiliate of the Company's former Chairman and CEO, Harvey Wm. Glasser, M.D. Dr. Glasser, who in February 1999 resigned his position as CEO and in March 1999 resigned from the Board of Directors, is overseeing the liquidation of the Subsidiaries on behalf of Imperial. The Company received no proceeds from the transfer. Prior to the transfer, Imperial loaned $900,000 to the Subsidiaries and Telynx, represented by 10% notes payable. Imperial will use its best efforts to liquidate each of the Subsidiaries, settle outstanding obligations and collect all amounts receivable. Telynx remains a guarantor of the Imperial loans, amounting to $678,000 as of January 31, 2001. Upon liquidation of the Subsidiaries and settlement of the outstanding indebtedness, Telynx is entitled to receive one-half of the proceeds remaining after payment of Imperial's expenses. At January 31, 2001, the assets and liabilities of the discontinued businesses consist primarily of the accounts receivable and the Imperial loans. The Company considers the realization of the remaining assets to be unlikely and the assets have been fully provided for. All other material obligations of the Subsidiaries have been settled except for the Imperial loans.

NOTE 4.  NOTES PAYABLE

In July 2000, the Company issued $1 million in principal amount of convertible notes bearing interest at 6% per annum. The conversion feature was contingent on the filing of the Company's Registration Statement on Form SB-2 that became effective December 2000. In connection with this financing, the Company issued warrants to purchase 1,250,000 shares of common stock. In December 2000 and January 2001, the Company issued additional convertible debt of $150,000 each month in principal amount of convertible notes bearing interest at 6% per annum. In connection with these additional financings, the Company issued warrants to purchase common stock of 187,500 shares each month of PUT exercise. During the three months ended January 31, 2001, the note holders exercised their option to convert approximately $687,000 of notes payable, including related interest into the Company's Class A Common Stock at an average price of approximately $0.019. The subscribers in this financing have agreed to purchase from the Company convertible notes up to the principal amount of $17 million. This right is exercisable at the Company's option. In connection with this right, the Company is obligated to issue additional warrants to the subscribers. For the three months ended January 31, 2001, the Company took a charge against earnings of approximately $397,000 with an offset to additional paid in capital related to the beneficial conversion features of these notes.

NOTE 5.  BACKLOG

For the three months ended January 31, 2001, the Company received no orders from customers. At January 31, 2001, the Company's backlog of future shipments was approximately $178,000.

NOTE 6.  YEAR END CHANGE

The Company filed a Current Report on Form 8-K on November 22, 2000 announcing a change in its fiscal year end from June 30 to October 31. Subsequently, a transition report was filed for the period from July 1, 2000 to October 31, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This document contains forward-looking statements that involve risks and uncertainties that could cause the results of Telynx to differ materially from those expressed or implied by such forward-looking statements. These risks include the timely development, production and acceptance of new products and services and their feature sets; the challenge of managing asset levels; the flow of products into third-party distribution channels; the difficulty of keeping expense growth at modest levels while increasing revenues; risks associated with the settlement of accounts payable claims; and other risks detailed from time to time in Telynx' Securities and Exchange Commission filings.

         The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions, as they relate to Telynx or its management team, may identify forward-looking statements. Such statements reflect the current views of Telynx with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Telynx does not intend to update these forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2001 AS COMPARED TO THREE MONTHS ENDED JANUARY 31, 2000

         In fiscal year 2000, the Company fashioned a business plan whereby the Company's product was available for production, delivery and sale. The business model was based on funding to the Company, the proceeds of which would provide for the increased cash flow required to cover additional expenses of human resource and operating capital in the future. The increases in expenses for the three months ended January 31, 2001 versus the three months ended January 31, 2000 is a direct correlation to the funding model of growing the business that had been planned for the past year.

      Revenues. Revenues from operations decreased 78% from $370,000 for the three months ended January 31, 2000 to $80,000 for the three months ended January 31, 2001. The decrease is due to revenue recognition of a large contract during the period ending January 31, 2000 compared to revenue recognition during the current period.

         Sales and Marketing. Sales and marketing expenses increased 99% from $222,000 for the three months ended January 31, 2000 to $442,000 for the three months ended January 31, 2001 related to increased human resource cost of additional sales and marketing people and travel related to sales.

         Services. Services expenses increased 58% from $116,000 for the three months ended January 31, 2000 to $184,000 for the three months ended January 31, 2001. This increase was attributable to increased manpower costs related to servicing new order installations this period versus the comparable period of last year. Revenue recognition for these services is done as rendered and based on milestones. Offsetting revenue for these costs will be recognized in subsequent quarters.

         Research and Development. Research and development expenses increased 300%, from $57,000 for the three months ended January 31, 2000 to $230,000 for the three months ended January 31, 2001. The increase was attributable to increased personnel costs in development and engineering the Company's new recently released product "Telynx version 2".

      General and Administrative. General and administrative expenses increased 97%, from $533,000 for the three months ended January 31, 2000 to $1,051,000 for the three months ended January 31, 2001. The increase represents additional costs for added personnel in this period versus the comparable period of last year and additional costs for consulting and costs related to personnel recruiting in this period versus the comparable period last year.

      Interest. Interest expense increased $421,000 from the three months ended January 31, 2000 of $22,000 to $443,000 for the three months ended January 31, 2001. Of this increase, $397,000 is attributable to a beneficial conversion feature of the convertible notes issued on July 27, 2000 and effective December 2000, in accordance with EITF's 00-27 and 98-5. The charge is the amortization expense related to the discount recorded on the conversion feature versus the fair market price.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used cash of $859,000 during the three months ended January 31, 2001 compared to a use of $313,000 for the three months ended January 31, 2000. The primary reason for the increase in the use of cash is the increase of hired personnel in staffing up this year versus the prior period of last year.

         During the three months ended January 31, 2001, consistent with the three months ended January 31, 2000, the Company's investing activities were $13,000 and $2,000, respectively, consisting of software and computer/network equipment purchases.

         The financing activities during the three months ended January 31, 2001 consisted of proceeds from the issuance of common stock of approximately $145,000, proceeds of convertible debt debentures of $650,000, the redemption of $673,000 of convertible debt and related interest of $15,000 which was converted to stock issuances of $688,000, and proceeds from notes payable to stockholder of $67,000, versus proceeds from issuance of common stock of approximately $55,000 during the three months ended January 31, 2000.

      On July 27, 2000, the Company issued $1,000,000 in principal amount of convertible notes bearing interest at 6% which are convertible into common stock at the option of the holders. On December 19, 2000, a Registration Statement on Form SB-2 was declared effective by the SEC allowing the conversion feature to be effective and additional funding to proceed. On December 29, 2000 and January 12, 2001, the Company issued additional $150,000 convertible notes each month at 6% interest under this financing. During December 2000 and January 2001, the holders of these convertible debentures exercised their rights and converted approximately $687,000, including related interest, into the Company's Class A Common Stock at an average price of approximately $0.019. The Company anticipates drawing down on the credit line, to the extent permitted, as the funds become necessary.

      On January 19, 2001, the Company issued $350,000 in principal amount of convertible notes bearing interest at 8% which are convertible into common stock at the option of the holder.

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

                None.

Item 3.  Defaults Upon Senior Securities

                None.

Item 4.  Submission of Matters to a Vote of Security Holders

                None.

Item 5.  Other Information

                On January 10, 2001, the Company's Board of Directors appointed and unanimously approved the appointment of Dr. Ziad El-Dukair as a full member of the Board of Directors of Telynx, Inc. effective immediately.

                On January 18, 2001, the Board of Directors received and accepted the resignation of Philip Chapman as Chairman and Director of Telynx, Inc. Also on January 18, 2001, the Board of Directors appointed Ali Al-Dahwi as Chairman of the Board of Directors of Telynx, Inc.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

         (b)    Reports on Form 8-K

                Current report on Form 8-K filed November 22, 2000 - Company changed year-end from June 30 to October 31.

                Current report on Form 8-K filed December 1, 2000 - Company changed name from Cambio, Inc. to Telynx, Inc.

                                   SIGNATURES


                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:          March 26, 2001


Telynx, Inc.




/s/ Kent J. Van Houten
----------------------
Kent J. Van Houten
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)