Form 10QSB
period 2001-04-30
TELYNX INC
filed 2001-06-14
CIK 852164

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 30, 2001

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

As of May 30, 2001, there were 182,686,818 shares of Class A Common Stock outstanding.

                                  TELYNX, INC.

                                   FORM 10-QSB


                                      INDEX

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
Part I          Financial Information
                Item 1                   Financial Statements

                                         Condensed Consolidated Balance Sheets (unaudited) as
                                         of April 30, 2001 and October 31, 2000                        3

                                         Condensed Consolidated Statements of
                                         Loss (unaudited) for the three and six
                                         months ended April 30, 2001 and 2000                          4

                                         Condensed Consolidated Statements of Cash Flows
                                         (unaudited) for the six months ended April 30, 2001
                                         and 2000                                                      5

                                         Notes to Consolidated Financial Statements                    6


                Item 2                   Management's Discussion and Analysis of Financial
                                         Condition and Results of Operations                           8

Part II         Other Information                                                                      11

                Item 1                   Legal Proceedings                                             11
                Item 2                   Changes in Securities                                         11
                Item 3                   Defaults upon Senior Securities                               11
                Item 4                   Submission of Matters to a Vote of Security Holders           11
                Item 5                   Other Information                                             11
                Item 6                   Exhibits and Reports on Form 8-K                              11

Signature                                                                                              12

                                  TELYNX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             April 30            October 31
                                                                               2001                 2000
                                                                          ----------------     ---------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $   4,000           $  42,000
 Accounts receivable                                                              216,000             398,000
 Prepaids and deposits                                                             33,000              85,000
                                                                          ---------------      --------------
    Total current assets                                                          253,000             525,000

Deferred finance cost - net                                                        35,000             110,000

Property and equipment, net                                                        40,000              70,000
                                                                          ---------------      --------------
     Total assets                                                         $       328,000       $     705,000
                                                                          ===============        ============

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
 Accounts payable and accrued liabilities                                 $     3,520,000         $ 2,418,000
 Deferred revenue                                                                  48,000              70,000
 Note payable to stockholder                                                      562,000             479,000
 Payable to investor                                                              250,000                  --
 Liabilities of discontinued operations                                           678,000             678,000
                                                                          ---------------      --------------
 Total current liabilities                                                      5,058,000           3,645,000

Convertible notes payable to investors                                            198,000           1,000,000

Capital deficit:
  Preferred stock, $0.01 par value - 1,000,000 shares authorized;
    500 shares issued and outstanding at April 30, 2001 and
    October 31, 2000                                                                  --                  --
  Common stock, $0.01 par value - 200,000,000 shares authorized;
    174,642,853 shares issued and outstanding at April 30, 2001;
    49,736,953 shares issued and outstanding at October 31, 2000                1,746,000             497,000

Paid in capital                                                                28,878,000          27,206,000

Accumulated deficit                                                           (35,552,000)       (31,643,000)
                                                                          ---------------      --------------
      Total capital deficit                                                    (4,928,000)        (3,940,000)
                                                                          ---------------      --------------
      Total liabilities and capital deficit                               $       328,000             705,000
                                                                          ===============      ==============



      See Notes to Condensed Consolidated Financial Statements (unaudited).

                                  TELYNX, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                   (UNAUDITED)



                                                                        Three Months Ended              Six Months Ended
                                                                             April 30                       April 30
                                                                ----------------------------          -------------------
                                                                      2001            2000            2001            2000
                                                                -------------    -------------    -------------   ---------
Revenue                                                         $     205,000    $     31,000     $    285,000      $ 401,000
Cost of revenue                                                 $      28,000           9,000           28,000        143,000
                                                                -------------    ------------    -------------     ----------
   Gross margin                                                       177,000          22,000          257,000        258,000
                                                                -------------    ------------    -------------     ----------
Operating expenses:
  Sales and marketing                                                 210,000         257,000          652,000        479,000
  Services                                                            142,000          86,000          326,000        202,000
  Research and development                                            242,000         138,000          472,000        195,000
  General and administrative expenses                                 841,000         881,000        1,892,000      1,414,000
                                                                -------------    ------------    -------------     ----------
     Total operating expenses                                       1,435,000       1,362,000        3,342,000      2,290,000

Loss from operations                                               (1,258,000)     (1,340,000)      (3,085,000)    (2,032,000)

Other income (expense):
  Interest income                                                          --           1,000               --          7,000
  Interest expense                                                   (381,000)        (30,000)        (824,000)       (52,000)
                                                                -------------    ------------    -------------     ----------
Total other expense                                                  (381,000)        (29,000)        (824,000)       (45,000)
                                                                -------------    ------------    -------------     ----------
Net loss                                                        $  (1,639,000)   $ (1,369,000)   $  (3,909,000)   $(2,077,000
                                                                =============    ============    =============    ===========
Basic and diluted net loss per Common share                     $       (0.01)   $      (0.05)   $       (0.04)   $     (0.13)
                                                                =============    ============    =============    ===========
Weighted average shares outstanding                               139,379,361      25,527,942       97,600,810     15,523,908
                                                                =============    ============    =============    ===========



      See Notes to Condensed Consolidated Financial Statements (unaudited).

                                  TELYNX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                         Six Months Ended
                                                                                              April 30
                                                                                    ------------------------------
                                                                                        2001               2000
                                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $(3,909,000)       $(2,077,000)
   Adjustments to reconcile net loss to cash used in operations:
     Depreciation and amortization                                                       45,000             47,000
     Interest expense on beneficial conversion of debt                                  745,000                 --
     Expenses and settlements paid with equity                                          229,000                 --
     Changes in assets and liabilities:
       Receivables                                                                      182,000            192,000
       Prepaid expenses                                                                  52,000           (134,000)
       Accounts payable and accrued liabilities                                       1,102,000             20,000
       Deferred revenue                                                                 (22,000)            (1,000)
       Other                                                                            (58,000)             1,000
                                                                                    -----------        -----------
Net cash used in operating activities                                                (1,634,000)        (1,952,000)
                                                                                    -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                 (15,000)            (9,000)
                                                                                    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debt                                         1,400,000                 --
   Proceeds from issuance of Common stock                                               145,000          1,369,000
   Proceeds from note payable to stockholder                                             67,000            245,000
   Other                                                                                 (1,000)                --
                                                                                    -----------        -----------

      Net cash provided by financing activities                                       1,611,000          1,614,000
                                                                                    -----------        -----------

      Net change in cash and cash equivalents                                           (38,000)          (347,000)

      Cash and cash equivalents at beginning of the period                               42,000            381,000
                                                                                    -----------        -----------

      Cash and cash equivalents at end of the period                                $     4,000        $    34,000
                                                                                    ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period
     for:
     Interest                                                                       $        --        $        --
     Income taxes                                                                   $        --        $        --
   Non-cash financing activity:
     Redemption of convertible debt for Common shares                               $ 1,835,000        $        --



      See Notes to Condensed Consolidated Financial Statements (unaudited).

                                  TELYNX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements of Telynx, Inc. for the three and six months ended April 30, 2001 and 2000 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, certain information and footnote disclosures normally included in a full set of financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission, or "SEC", rules and regulations. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2000 previously filed with the SEC.

NOTE 2.  NATURE OF BUSINESS

         We supply software solutions and provide professional services for operations support systems of telecommunications networks. Our primary product is Telynx Version 2. We have sales and support staff in Dallas, Texas, the Washington, D.C. area, London, England, representative offices in Asia (Kuala Lumpur, Malaysia) and the Middle East (Cairo, Egypt and Saudi Arabia).

NOTE 3.  DISCONTINUED OPERATIONS

         On February 2, 1999, we transferred all of the issued and outstanding stock of the discontinued healthcare subsidiaries (the "Subsidiaries") to Imperial Loan Management Corporation ("Imperial"), an affiliate of our former Chairman and CEO, Harvey Wm. Glasser, M.D. Dr. Glasser, who in February 1999 resigned his position as CEO and in March 1999 resigned from the Board of Directors, is overseeing the liquidation of the Subsidiaries on behalf of Imperial. We received no proceeds from the transfer. Prior to the transfer, Imperial loaned $900,000 to the Subsidiaries and us, represented by 10% notes payable. Imperial will use its best efforts to liquidate each of the Subsidiaries, settle outstanding obligations and collect all amounts receivable. We remain a guarantor of the Imperial loans, amounting to $678,000 as of April 30, 2001. Upon liquidation of the Subsidiaries and settlement of the outstanding indebtedness, we are entitled to receive one-half of the proceeds remaining after payment of Imperial's expenses. At April 30, 2001, the assets and liabilities of the discontinued businesses consist primarily of the accounts receivable and the Imperial loans. We consider the realization of the remaining assets to be unlikely. All other material obligations of the Subsidiaries have been settled except for the Imperial loans.

NOTE 4.  NOTES PAYABLE

         In July 2000, we issued $1 million in principal amount of convertible notes bearing interest at 6% per annum. The conversion feature was contingent on the filing of the our registration statement on Form SB-2. This registration statement became effective December 2000. In connection with this financing, we issued warrants to purchase 1,250,000 shares of our common stock. In December 2000 and January 2001, we issued additional convertible debt of $150,000 each month in principal amount of convertible notes bearing interest at 6% per annum. In connection with each of these additional financings, we issued warrants to purchase our common stock of 187,500 shares. In February and March 2001, we issued additional convertible debt of $250,000 each month in principal amount of convertible notes bearing interest at 6% per annum. In connection with each of these additional financings, we issued warrants to purchase our common stock of 312,500 shares. The warrants are priced at the lowest closing price within the prior 10 trading days of the award. During the three months ended April 30, 2001, the note holders exercised their option to convert approximately $798,000 of notes payable, including related interest into our Class A common stock at an average price of approximately $0.015. The subscribers in this financing have agreed to purchase from us convertible notes up to the principal amount of $17 million. This right is exercisable at our option. In connection with this right, we are obligated to issue additional warrants to the subscribers. For the three months ended April 30, 2001, we took a charge against earnings of approximately

$348,000 with an offset to additional paid in capital related to the beneficial conversion features of these notes.

         On January 19, 2001, we issued $350,000 in principal amount of convertible notes bearing interest at 8% which were converted into 16,000,000 shares of our common stock at the holder's option during the three months ended April 30, 2001. Also, during the three months ended April 30, 2001, we received advances from the same subscriber of $250,000 which are convertible into approximately 11,428,000 shares of our common stock. During the three months ended January 31, 2001, we were negotiating with this subscriber to provide financing for us. Convertible notes and advances of $600,000 were advanced to us over the six month period ended April 30, 2001.

NOTE 5.  SUBSEQUENT EVENT AND PREFERRED STOCK

         On March 6, 2001 the Board of Directors of Telynx, Inc. created a Series C Convertible Preferred Stock for opportunities of future funding growth subscribers. On May 8, 2001, we filed an amendment with the State of Delaware to effectively issue the Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock has a par value of $.01 per share and is convertible into 160,000 share of Class A common stock. The Series C Convertible Preferred Stock has a voting power of 805,929 votes per preferred share. Subsequent to being effective by the State of Delaware, we issued 1,260 shares of Series C Convertible Preferred Stock.

NOTE 6.  NOTES PAYABLE TO SHAREHOLDERS

         Notes Payable to Shareholders is composed of $250,000 value of notes payable to subscribers who loaned funds to Cambio Networks, Inc. before they were acquired by Meadowbrook. On March 13, 2000, the current Chief Executive Officer Ali Al-Dahwi, loaned $245,000 to Telynx, Inc. Subsequently on December 13, 2000, he loaned $67,000 to Telynx, Inc. The notes bear interest of 8% per annum.

NOTE 7.  LITIGATION SETTLEMENT

         During the six months ended April 30, 2001, we settled two long-term litigation issues. The first was to a vendor where we settled a $171,000 liability case for $147,000 to be paid over a period of time. As we had accrued approximately $96,000 on this case, the result was an additional charge against earnings of approximately $51,000. Also during the six months ended April 30, 2001, we settled a long-term case against a vendor for approximately $118,000. As we had no beginning accrual on the books for this case, the charge in settling this case resulted in a charge against earnings of approximately $118,000.

NOTE 8.  YEAR END CHANGE

         We filed a Current Report on Form 8-K on November 22, 2000 announcing a change in our fiscal year end from June 30 to October 31. Subsequently, a transition report was filed for the period from July 1, 2000 to October 31, 2000.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This document contains forward-looking statements that involve risks and uncertainties that could cause the results of Telynx to differ materially from those expressed or implied by such forward-looking statements. These risks include the timely development, production and acceptance of new products and services and their feature sets; the challenge of managing asset levels; the flow of products into third-party distribution channels; the difficulty of keeping expense growth at modest levels while increasing revenues; risks associated with the settlement of accounts payable claims; and other risks detailed from time to time in our SEC filings.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2001 AS COMPARED TO THREE MONTHS ENDED
APRIL 30, 2000

          In fiscal year 2000, we fashioned a business plan whereby our products were available for production, delivery and sale. The business model was based on increased funding to us, the proceeds of which would provide for the increased cash flow required to cover additional expenses of human resource and operating capital in the future. The increases in expenses for the three months ended April 30, 2001, versus the three months ended April 30, 2000, is a direct correlation to the funding model of growing the business that had been planned for the past year.

      Revenues. Revenues from operations increased 561% from $31,000 for the three months ended April 30, 2000 to $205,000 for the three months ended April 30, 2001. The increase is due to shipments of approximately $150,000 of product from backlog along with approximately $68,000 of product from new sales for the quarter. We anticipate the trend of the second quarter to increase as customers book additional sales for the balance of the year.

         Sales and Marketing. Sales and marketing expenses decreased 18% from $257,000 for the three months ended April 30, 2000 to $210,000 for the three months ended April 30, 2001. The decrease was related to various cost reductions associated with the re-evaluation of the strategy of marketing and selling our products. We anticipate that a strategic restructuring of the sales and marketing focus will result in increased sales with minimal costs thereby increasing operational efficiency.

         Services. Services expenses increased 65% from $86,000 for the three months ended April 30, 2000 to $142,000 for the three months ended April 30, 2001. This increase is attributable to additional manpower costs related to servicing new order installations this year versus the prior year period. Revenues recognized for these services are recognized as the services are rendered and based on contractual milestones. Some of our employees within the services area provide some sales and marketing benefit for our core product.

         Research and Development. Research and development expenses increased 75%, from $138,000 for the three months ended April 30, 2000 to $242,000 for the three months ended April 30, 2001. For the three month period, increased costs related to development and engineering of our "Telynx Version 2" was largely offset by certain cost reduction efforts which were implemented halfway through the quarter ended April 30, 2001. Also consistent with the services department, selected employees within the research and development area provide some sales and marketing benefit for our core product.

      General and Administrative. General and administrative expenses decreased 5%, from $881,000 for the three months ended April 30, 2000 to $841,000 for the three months ended April 30, 2001. The decrease represents costs savings in consulting and outside services contracted for, offset with expenses in settling an open payable litigation item of approximately $118,000. Consistent with services and research and development, selected employees within the general and administrative area provide some sales and marketing benefit for our core product.

      Interest. Interest expense increased $351,000 for the three months ended April 30, 2001 versus April 30, 2000. The increase is attributable to the beneficial conversion feature of the convertible notes issued July 27, 2000, effective December 19, 2000, in accordance with the Financial Accounting Standard Board's EITF's statement 00-27 and 98-5.

SIX MONTHS ENDED APRIL 30, 2001 AS COMPARED TO SIX MONTHS ENDED APRIL 30, 2000

         In fiscal year 2000, we fashioned a business plan whereby our products were available for production, delivery and sale. The business model was based on increased funding to us, the proceeds of which would provide for the increased cash flow required to cover additional expenses of human resource and operating capital in the future. The increases in expenses for the six months ended April 30, 2001, versus the six months ended April 30, 2000, is a direct correlation to the funding model of growing the business that had been planned for the past year.

      Revenues. For the six months ended April 30, 2001, revenues were down 29% from $401,000 in 2000 to $285,000 in 2001. The decrease for the six months was mainly attributable to a lag of revenues in the first quarter this year versus the first quarter last year. We anticipate the trend of the second quarter to increase as customers book additional sales for the balance of the year.

         Sales and Marketing. For the six months ended April 30, 2001, sales and marketing costs were up 36% from $479,000 in 2000 to $652,000 in 2001. The increase for the six months was related to additional sales and marketing people and travel related expenses related to sales in the first quarter. We anticipate that a strategic restructuring of the sales and marketing focus will result in increased sales with minimal costs thereby increasing operational efficiency.

         Services. For the six months ended April 30, 2001, services expenses costs were up 61% from $202,000 in 2000 to $326,000 in 2001. This increase is attributable to additional personnel costs related to servicing new order installations this year versus the prior year period. Revenues recognized for these services are recognized as the services are rendered and based on contractual milestones. Some of our employees within the services area provide some sales and marketing benefit for our core product.

         Research and Development. For the six months ended April 30, 2001, research and development costs were up 142% from $195,000 in 2000 to $472,000 in 2001. For the six month period, the increase was attributable to increased personnel costs in development and engineering our new recently released product "Telynx Version 2". Also consistent with the services department, selected employees within the research and development area provide some sales and marketing benefit for our core product.

      General and Administrative. For the six months ended April 30, 2001, general and administrative costs were up 34% from $1,414,000 in 2000 to $1,892,000 in 2001. For the six month period, the increase was attributable to additional costs for added personnel, recruitment of those personnel, and additional costs for consulting and outside services. Also included was the cost of settling open payable litigation issues for approximately $170,000. Consistent with services and research and development, selected employees within the general and administrative area provide some sales and marketing benefit for our core product.

      Interest. Interest expense increased $772,000 for the six month period ended April 30, 2001 versus April 30, 2000. The increase is attributable to the beneficial conversion feature of the convertible notes issued July 27, 2000, effective December 19, 2000, in accordance with the Financial Accounting Standard Board's EITF's statement 00-27 and 98-5.

LIQUIDITY AND CAPITAL RESOURCES

         The use of cash of $1,634,000 for the six months ended April 30, 2001 was composed of a net loss of $3,909,000, partially offset by expenses settled by payments in common stock of $229,000, interest expense on beneficial conversion of debt of $745,000, increases in accounts payable and accrued liabilities of $1,102,000. This use of cash in operating activities of $1,634,00 for the six months ended April 30, 2001 is comparable to $1,952,000 for the six months ended April 30, 2000, which was composed of net losses of $2,077,000 for the six months ended April 30, 2000, with a slight cash flow increase in operating assets over liabilities of approximately $78,000 for the six months ended April 30, 2000.

         During the six months ended April 30, 2001, consistent with the six months ended April 30, 2000, we invested in software and computer/network equipment with purchases totaling $15,000 and $9,000, respectively.

         The financing activities during the six months ended April 30, 2001 consisted of proceeds from the issuance of our common stock of approximately $145,000 versus $1,369,000 for the six months ended April 30, 2000. We had proceeds from notes payable to stockholder of $67,000 for the six months ended April 30, 2001 versus $245,000 for the six months ended April 30, 2000. We had proceeds from the issuance of convertible debt debentures of $1,400,000 for the six months ended April 30, 2001 of which there were no convertible debt issuances in the comparable prior year. During the six month period, we recorded the redemption of convertible debt debentures and related interest of approximately $1,835,000 which was converted into our common stock.

         On July 27, 2000, we issued $1,000,000 in principal amount of convertible notes bearing interest at 6% which are convertible into our common stock at the option of the holders. On December 19, 2000, our registration statement on Form SB-2 was declared effective by the SEC thereby allowing for the conversion of the notes and raising of additional funding proceeds. On December 29, 2000 and January 12, 2001, we issued additional $150,000 convertible notes each month at 6% interest under this financing. In February and March 2001, we issued additional convertible debt of $250,000 each month in principal amount of convertible notes bearing interest at 6% per annum. We anticipate drawing down on the credit line, to the extent permitted, as the funds become necessary.

         On January 19, 2001, we issued $350,000 in principal amount of convertible notes bearing interest at 8% which were converted into 16,000,000 shares of our common stock at the holder's option during the three months ended April 30, 2001. Also, during the three months ended April 30, 2001, we received advances from the same subscriber of $250,000 which are convertible into approximately 11,428,000 shares of our common stock.

         We believe that our current negative operational cash flow is temporary and will be alleviated by increased sales of our products. However, there can be no assurance that sales will increase or additional capital other than provided in the paragraph above will be available on terms favorable to us. If adequate funds are not available, our liquidity could be impaired, which would have a negative impact on our ability to grow our business. As a result of the above conditions, our most recent audited financial statements contained a going concern opinion issued by our accountants.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

                During the three months ended April 30, 2001, we settled a long-term case against a vendor for approximately $118,000. As we had no beginning accrual on the books for this case, the charge in settling this case resulted in a charge against earnings of approximately $118,000.
                .

Item 2.  Changes in Securities

                None.

Item 3.  Defaults Upon Senior Securities

                None.

Item 4.  Submission of Matters to a Vote of Security Holders

                None.

Item 5.  Other Information

                None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               None.

         (b)   Reports on Form 8-K
               None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: June 14, 2001


Telynx, Inc.




/s/ Kent J. Van Houten
----------------------
Kent J. Van Houten
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)