Form 10QSB
period 2001-07-31
TELYNX INC
filed 2001-09-19
CIK 852164

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

   (Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT  OF 1934

                      For the quarter ended July 31, 2001

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

As of August 31, 2001, there were 205,527,000 shares of Class A Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes _____     No __X__

                                  TELYNX, INC.

                                  Form 10-QSB


                                     INDEX

                                                                                    Page
                                                                                   Number
                                                                                 -----------
Part I     Financial Information

           Item 1                Financial Statements

                                 Condensed Consolidated Balance Sheets
                                 (unaudited) as of July 31, 2001 and October
                                 31, 2000 (unaudited)                                   3

                                 Condensed Consolidated Statements of Loss
                                 (unaudited) for the three and nine months
                                 ended July 31,  2001 and 2000                          4

                                 Condensed Consolidated Statements of Cash
                                 Flows (unaudited) for the nine months ended
                                 July 31, 2001 and 2000                                 5

                                 Notes to Consolidated Financial Statements             6

           Item 2                Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations          8

Part II    Other Information

           Item 1                Legal Proceedings                                     12
           Item 2                Changes in Securities                                 12
           Item 3                Defaults Upon Senior Securities                       12
           Item 4                Submission of Matters to a Vote of Security
                                 Holders                                               12
           Item 5                Other Information                                     12
           Item 6                Exhibits and Reports on Form 8-K                      12

Signatures                                                                             13

                                  TELYNX, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                               July 31                 October 31
                                                                                 2001                     2000
                                                                             ------------             ------------
ASSETS

Current assets:
 Cash and cash equivalents                                                   $    143,000             $     42,000
 Accounts receivable                                                              295,000                  375,000
 Prepaids and deposits                                                            120,000                  108,000
                                                                             ------------             ------------

    Total current assets                                                          558,000                  525,000

Deferred finance cost - net                                                       147,000                  110,000

Property and equipment, net                                                        37,000                   70,000
                                                                             ------------             ------------
     Total assets                                                            $    742,000             $    705,000
                                                                             ============             ============

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
 Accounts payable and accrued liabilities                                    $  3,520,000             $  2,418,000
 Deferred revenue                                                                  35,000                   70,000
 Note payable to stockholder                                                      562,000                  479,000
 Payable to investor                                                              250,000                       --
 Liabilities of discontinued operations                                           678,000                  678,000
                                                                             ------------             ------------
 Total current liabilities                                                      5,045,000                3,645,000

Convertible notes payable to investors, net of discount                           460,000                1,000,000

Capital deficit:
  Preferred stock, $0.01 par value - 1,000,000 shares authorized;
    500 shares issued and outstanding at July 31, 2001 and October
    31, 2000                                                                           --                       --
 Common stock, $0.01 par value - 1,000,000,000 shares authorized;
  196,310,969 shares issued and outstanding at July 31, 2001;
  24,868,477 shares issued and outstanding at October 31, 2000                  1,963,000                  249,000

Paid in capital                                                                29,791,000               27,454,000

Accumulated deficit                                                           (36,517,000)             (31,643,000)
                                                                             ------------             ------------
      Total capital deficit                                                    (4,763,000)              (3,940,000)
                                                                             ------------             ------------
      Total liabilities and capital deficit                                  $    742,000             $    705,000
                                                                             ============             ============




     See Notes to Condensed Consolidated Financial Statements (unaudited).

                                  TELYNX, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                  (Unaudited)


                                                        Three Months Ended                        Nine Months Ended
                                                              July 31                                  July 31
                                                              -------                                  -------
                                                      2001               2000                    2001               2000
                                                      ----               ----                    ----               ----
Revenue                                           $    271,000        $   388,000             $   556,000        $   789,000

Cost of revenue                                        119,000              1,000                 147,000            144,000
                                                  ------------        -----------             -----------        -----------

   Gross margin                                        152,000            387,000                 409,000            645,000

Operating expenses:
 Sales and marketing                                   111,000            250,000                 763,000            729,000
 Services                                              126,000            109,000                 452,000            311,000
 Research and development                              147,000            206,000                 619,000            401,000
 General and administrative expenses                   557,000          1,221,000               2,449,000          2,635,000
                                                  ------------        -----------             -----------        -----------

  Total operating expenses                             941,000          1,786,000               4,283,000          4,076,000

Loss from operations                                  (789,000)        (1,399,000)             (3,874,000)        (3,431,000)

Other income (expense):

 Interest income                                            --              2,000                      --              9,000
 Interest expense                                     (176,000)           (27,000)             (1,000,000)           (79,000)
                                                  ------------        -----------             -----------        -----------

Total other expense                                   (176,000)           (25,000)             (1,000,000)           (70,000)
                                                  ------------        -----------             -----------        -----------


Net loss                                          $   (965,000)       $(1,424,000)            $(4,874,000)       $(3,501,000)
                                                  ------------        -----------             -----------        -----------

Basic and diluted net loss per Common share             ($0.01)            ($0.07)                 ($0.07)            ($0.30)
                                                  ============        ===========             ===========        ===========
Weighted average shares outstanding                126,464,990         19,769,108              74,973,086         11,764,338
                                                  ============        ===========             ===========        ===========




     See Notes to Condensed Consolidated Financial Statements (unaudited).

                                  TELYNX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Nine Months Ended
                                                                                                July 31
                                                                                                -------
                                                                                      2001                   2000
                                                                                      ----                   ----
Cash flows from operating activities:
   Net loss                                                                        $(4,874,000)           $(3,501,000)
   Adjustments to reconcile net loss to cash used in operations:
     Depreciation and amortization                                                      49,000                 66,000
     Interest expense on beneficial conversion of debt                                 899,000                     --
     Expenses and settlements paid with equity                                         229,000              1,536,000
     Changes in assets and liabilities:
       Receivables                                                                      80,000                (25,000)
       Prepaid expenses                                                                (12,000)               (23,000)
       Accounts payable and accrued liabilities                                      1,102,000               (120,000)
       Deferred revenue                                                                (35,000)                76,000
       Other                                                                          (132,000)                14,000
                                                                                   -----------            -----------
Net cash used in operating activities                                               (2,694,000)            (1,977,000)
                                                                                   -----------            -----------
Cash flows from investing activities:
  Capital expenditures                                                                 (16,000)               (28,000)
                                                                                   -----------            -----------
Cash flows from financing activities:
  Proceeds from issuance of convertible debt                                         2,600,000                880,000
  Proceeds from issuance of Common stock                                               145,000              1,287,000
  Proceeds from note payable to stockholder                                             67,000                245,000
  Other                                                                                 (1,000)                    --
                                                                                   -----------            -----------
      Net cash provided by financing activities                                      2,811,000              2,412,000
                                                                                   -----------            -----------
      Net change in cash and cash equivalents                                          101,000                407,000
      Cash and cash equivalents at beginning of the period                              42,000                381,000
                                                                                   -----------            -----------
      Cash and cash equivalents at end of the period                               $   143,000            $   788,000
                                                                                   ===========            ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                       $        --            $        --
    Income taxes                                                                   $        --            $        --
  Non-cash financing activity:
    Conversion of debt and interest into Common shares                             $ 2,057,000            $   358,000
    Conversion of Preferred stock into Common shares                               $ 1,008,000            $   232,000



     See Notes to Condensed Consolidated Financial Statements (unaudited).

                                  TELYNX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  ACCOUNTING POLICIES

    The accompanying unaudited condensed consolidated financial statements of Telynx, Inc. for the three and nine months ended July 31, 2001 and 2000 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, certain information and footnote disclosures normally included in a full set of financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission, or "SEC", rules and regulations. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2000, previously filed with the SEC. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2.  NATURE OF BUSINESS

  We design and market a line of software products and related services to telecommunications service providers. Specifically, our software is designed to be an integral part of the operations support system environment of telecommunications service providers. Our software is designed to track inventory, provision new telecommunications service, and provide a tool for managing network bandwidth. While the software is designed to manage telecommunications service provider networks, it can also be used to track and manage any network. Our services relate to the implementation of our software and the general consulting surrounding network management.

  We have leveraged our relationship with key industry leaders such as Hewlett Packard in order to gain penetration in the marketplace. Specifically, individual long standing relationships in international markets have leveraged business for us in the Middle East as well as the Far East. The first two years of product revenue for us were derived in large part from these sources. Additionally, we have made significant investments by participating in industry forums such as the Telemanagement Forum to further our position in the domestic market. These forums provide industry standards, direction, and catalyst function to the market in general. Telynx has participated for two years in these activities. Together, these two strategies have leveraged our market awareness. Our primary product is Telynx Version 2. We have sales and support staff located in Dallas, Texas, the Washington, D.C. area, and London, England, as well as representative offices in Asia (Kuala Lumpur, Malaysia) and the Middle East (Cairo, Egypt and Saudi Arabia).

NOTE 3.  DISCONTINUED OPERATIONS

    On February 2, 1999, we transferred all of the issued and outstanding stock of the discontinued healthcare subsidiaries (the "Subsidiaries") to Imperial Loan Management Corporation ("Imperial"), an affiliate of our former Chairman and CEO, Harvey Wm. Glasser, M.D. Dr. Glasser, who in February 1999 resigned his position as CEO and in March 1999 resigned from the Board of Directors, is overseeing the liquidation of the Subsidiaries on behalf of Imperial. We received no proceeds from the transfer. Prior to the transfer, Imperial loaned $900,000 to the Subsidiaries and us, represented by 10% notes payable. Imperial will use its best efforts to liquidate each of the Subsidiaries, settle outstanding obligations and collect all amounts receivable. We remain a guarantor of the Imperial loans, amounting to $678,000 as of July 31, 2001. Upon liquidation of the Subsidiaries and settlement of the outstanding indebtedness, we are entitled to receive one-half of the proceeds remaining after payment of Imperial's expenses. At July 31, 2001, the assets and liabilities of the discontinued businesses consist primarily of the accounts receivable and the Imperial loans. We consider the realization of the remaining assets to be unlikely. All other material obligations of the Subsidiaries have been settled except for the Imperial loans.

NOTE 4.  NOTES PAYABLE

    In July 2000, we issued $1 million in principal amount of convertible notes bearing interest at 6% per annum.

The conversion of the notes was contingent on our filing a registration statement on Form SB-2 with the SEC. This registration statement became effective December 2000. In connection with this financing, we issued warrants to purchase 625,000 shares of our Class A common stock. In December 2000 and January 2001, we issued additional convertible debt of $150,000 each month in principal amount of convertible notes bearing interest at 6% per annum. In connection with each of these additional financings, we issued warrants to purchase our common stock of 93,750 shares on each note. In February and March 2001, we issued additional convertible debt of $250,000 each month in principal amount of convertible notes bearing interest at 6% per annum. In connection with each of these additional financings, we issued warrants to purchase our common stock of 156,250 shares on each note. For the three months ending July 31, 2001, we issued convertible debt of $1,200,000 in principal amount of convertible notes bearing interest at 6% per annum. In connection with these additional financings, we issued warrants to purchase our common stock of 1,120,000 shares. The warrants are priced at the lowest closing price within the prior 10 trading days of the award. During the nine months ended July 31, 2001, the note holders exercised their option to convert approximately $1,708,000 of notes payable, including related interest into our Class A common stock at an average price of approximately $0.015. The subscribers in this financing have agreed to purchase from us convertible notes up to the principal amount of $17 million. This right is exercisable at our option. In connection with this right, we are obligated to issue additional warrants to the subscribers. For the three months ended July 31, 2001, we took a charge against earnings of approximately $146,000 with an offset to additional paid in capital related to the beneficial conversion features of these notes.

    On January 19, 2001, we issued $350,000 in principal amount of convertible notes bearing interest at 8% which were converted into 8,000,000 shares of our common stock at the holder's option during the three months ended July 31, 2001. Also, during the three months ended April 30, 2001, we received advances from the same subscriber of $250,000 which are convertible into approximately 5,714,000 shares of our common stock. During the three months ended January 31, 2001, we were negotiating with this subscriber to provide financing for us.

NOTE 5.  PREFERRED STOCK

    On March 6, 2001, the Board of Directors of Telynx, Inc. created a Series C Convertible preferred stock for flexibility in connection with future funding opportunities. On May 8, 2001, we filed an amendment to our charter with the State of Delaware to effectively issue the Series C Convertible preferred stock. The Series C Convertible preferred stock has a par value of $.01 per share and is convertible into 80,000 share of Class A common stock. Upon filing the charter with the State of Delaware, we issued 1,260 shares of Series C Convertible preferred stock. In June 2001, 1,260 shares of Series C convertible preferred stock was converted to our Class A common stock.

NOTE 6.  NOTES PAYABLE TO SHAREHOLDERS

    We have notes payable to shareholders in the amount of $250,000 bearing an interest rate at 7% per annum and notes payable in the amount of $312,000 bearing an interest rate at 8% per annum.

NOTE 7.  YEAR END CHANGE

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

RESULTS OF OPERATIONS
----------------------

Three Months Ended July 31, 2001 as compared to Three Months Ended July 31, 2000

    In the fiscal year 2000, our business plan was centered around rebuilding our product and gearing up our operations for delivery and sale. The business model was based on our receipt of additional funding, the proceeds of which would provide for the increased cash flow required to cover additional expenses relating to human resources and operating expenditures. Moving into fiscal year 2001, this plan was dramatically modified due to market and economic conditions causing a lag in anticipated revenues. The decreases in expenses for the three months ended July 31, 2001, versus the three months ended July 31, 2000, is a direct correlation to our cost reductions implemented in March 2001.

   Revenues. Revenues from operations decreased 30% from $388,000 for the three months ended July 31, 2000 to $271,000 for the three months ended July 31, 2001. The decrease is mainly due to reduced shipments of software sales of approximately $360,000 offset by increases in maintenance and consulting revenues by approximately $149,000 and $92,000, respectively.

    Sales and Marketing. Sales and marketing expenses decreased 56% from $250,000 for the three months ended July 31, 2000 to $111,000 for the three months ended July 31, 2001. The decrease was mainly related to cost savings related to travel expenses and decreases in salaries of $27,000 and $99,000, respectively, this quarter versus the comparable three month period last year. We implemented strategic restructuring of the sales and marketing focus that will result in increased sales with minimal costs to us, thereby increasing our operational efficiency. Management has implemented a plan to reduce costs while maintaining market momentum in producing revenue. This is being accomplished by restructuring the organization to focus key resources more in the sales and marketing area, relying on external sources for lead production, and direct executive involvement in our sales efforts. The reduction in our workforce effected March 2001 has had the desired effect both on operational costs as well as refocusing sales efforts. We did not incur additional costs relating to the reduction in our workforce.

    Services. Services expenses increased 16% from $109,000 for the three months ended July 31, 2000 to $126,000 for the three months ended July 31, 2001. This increase is attributable to increased personnel salary costs of approximately $9,000 and increased general services expenses of $8,000 this quarter versus the comparable three month period last year. In addition to additional personnel, during the previous period, much of the service work required was done in-house versus on-site. This in-house cost was absorbed by the Company and was not reimbursed as a billable cost from the client. As our projects progress beyond their initial development stage, more direct involvement is required in their implementation. The costs of sending our personnel to service new installations are negotiated with the customer as part of our contract with the customer. Those costs are billed to the customer as installation costs and reflected as a component of cost of goods sold.

    Research and Development. Research and development expenses decreased 29%, from $206,000 for the three months ended July 31, 2000 to $147,000 for the three months ended July 31, 2001. For the three month period, decreased costs related primarily to reduction of personnel expenses of $53,000 this quarter versus the prior period. During March 2001, we instituted a reduction in workforce. However, we did not incur additional costs relating to this reduction.

   General and Administrative. General and administrative expenses decreased 54%, from $1,221,000 for the three months ended July 31, 2000 to $557,000 for the three months ended July 31, 2001. The decrease is mainly attributable to reduction of salaries of approximately $150,000, reduction of travel of approximately $39,000, reduction of professional outside services of approximately $365,000 and reduction of miscellaneous business expenses of approximately $63,000. As mentioned earlier, in March 2001, we instituted a reduction in workforce along with other cost containment controls. However, we did not incur additional costs relating to this reduction.

   Interest. Interest expense increased $149,000 for the three months ended July 31, 2001 versus July 31, 2000. The increase is primarily attributable to the beneficial conversion feature of the convertible notes issued in accordance with the Financial Accounting Standard Board's EITF's Statement 00-27 and 98-5.

Nine Months Ended July 31, 2001 as compared to Nine Months Ended July 31, 2000

    In the fiscal year 2000, our business plan was centered around rebuilding our product and gearing up our operations for delivery and sale. The business model was based on increased funding to us, the proceeds of which would provide for the increased cash flow required to cover additional expenses of human resources and operating capital in these efforts. Moving into fiscal year 2001, this plan was dramatically modified due to market and economic conditions causing a lag in anticipated revenue stream. The increase in expenses for the nine months ended July 31, 2001 versus the nine months ended July 31, 2000 is a direct correlation to increases in expenses of building the business model during the first six months of the year offset by a turnaround and decreases in the following three months related to cost containment and reduction in workforce implemented in March 2001.

   Revenues. For the nine months ended July 31, 2001, revenues were down 30% from $789,000 in 2000 to $556,000 in 2001. The decrease for the nine months was mainly attributable to a reduction of software sales and installations of $454,000 offset by increased maintenance revenue of $221,000 for this nine-month period versus last period. This lag in revenues was attributed to several factors. First, as previously stated, our business plan was structured to build the business based on a model of increased funding. While funding was secured for operations, additional funding was held back due to market conditions. This affected our growth strategy as well as the anticipated revenue increase in the domestic market. Our business model did accommodate for growing international business. Procuring business of this nature generally takes longer to cultivate. In addition, while our business model was scaled back to reflect current market conditions, domestic sales efforts have continued while the market remains slow in the telecommunications sector.

    Sales and Marketing.   For the nine months ended July 31, 2001, sales and
marketing costs were up 5% from $729,000 in 2000 to $763,000 in 2001. The increase for the nine months was primarily related to additional sales and marketing personnel costs of approximately $106,000 primarily offset by cost savings of reduced travel costs of approximately $64,000 for this nine month period versus the comparable nine month period last year. We implemented strategic restructuring of the sales and marketing focus that we intend to result in increased sales with minimal costs to us, thereby increasing our operational efficiency. We have implemented a plan to reduce costs while maintaining market momentum in producing revenue. This is being accomplished by restructuring the organization to focus key resources more in the sales and marketing area, relying on external sources for lead production, and direct executive involvement in our sales effort. The reduction in workforce effected March 2001 has had the desired effect both on operational costs as well as refocusing sales efforts.

    Services. For the nine months ended July 31, 2001, services expenses costs were up 45% from $311,000 in 2000 to $452,000 in 2001. This increase is primarily attributable to additional personnel costs of approximately $160,000 offset by miscellaneous operating cost reductions of approximately $19,000 for this nine month period versus the comparable nine month period last year. In addition to additional personnel, during the previous period, much of the service work required was done in-house versus on-site. This in-house cost was absorbed by the

Company and was not reimbursed as a billable cost from the client. As our projects progress beyond their initial development stage, more direct involvement is required in their implementation. The costs of sending our personnel to service new installations are negotiated with the customer as part of our contract with the customer. Those costs are billed to the customer as installation costs and reflected as a component of cost of goods sold.

    Research and Development.   For the nine months ended July 31, 2001,
research and development costs were up 54% from $401,000 in 2000 to $619,000 in 2001. For the nine month period, the increase was mainly attributable to additional hires of personnel. Compensation cost increased by approximately $133,000 and recruitment of personnel cost increased by approximately $11,000. Additional costs associated with research and development was travel related costs of approximately $102,000. Our engineering group located in El Paso was doubled in size and another engineering operation was established in Houston, Texas, with the addition of two engineering resources. These increased costs were incurred during the first six months of the year and were subsequently retired relating to our cost containment program and reduction in workforce implemented in March 2001.

   General and Administrative. For the nine months ended July 31, 2001, general and administrative costs were down 7% from $2,635,000 in 2000 to $2,449,000 in 2001. For the nine month period, the decrease was mainly attributable to cost savings in outside professional fees of approximately $500,000, and other miscellaneous expenses of approximately $108,000 offset by increased compensation costs of approximately $91,000, and increases in travel costs by approximately $25,000. Included also is a settlement of open payable litigation issues for approximately $170,000 versus a gain on settlement in the prior period of approximately $130,000.

   Interest. Interest expense increased $921,000 for the nine month period ended July 31, 2001 versus July 31, 2000. The increase is primarily attributable to the beneficial conversion feature of the convertible notes issued in accordance with the Financial Accounting Standard Board's EITF's Statement 00-27 and 98-5.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   Since the beginning of 1999, we have been challenged in raising financing to support our operations as we have undergone a transformation of moving from the Command product offering to our netRunner product and subsequently to Telynx Version 2. Included with the operational challenges of the new product, we have the added responsibility of old debts and obligations from the past. We have used private placement offerings of our common stock to provide the capital required to meet our daily operating requirements. Also, in July 2000, we entered into a $17 million credit facility with certain investors whereby they agreed to purchase promissory notes convertible into our Class A common stock. Through July 31, 2001, we have issued promissory notes of approximately $3,600,000 as described more fully below. As described on the balance sheet at July 31, 2001, we have convertible notes payable of approximately $1,328,000 exclusive of discounts, $812,000 payable to investors and stockholders, $678,000 notes payable of discontinued operations along with various accounts payable and accrued expenses of over $3,500,000. Although we are generating revenues, they have not been sufficient to satisfy our current on-going cost structure. We anticipate needing approximately $250,000 a month in additional financing beyond our current revenue stream to sufficiently cover our operating budgetary requirements for the next six months. Thereafter, we anticipate that operating revenues should be sufficient solely to cover our daily operating needs.

    The use of cash of $2,694,000 for the nine months ended July 31, 2001 was composed of a net loss of $4,874,000, partially offset by expenses settled by payments in Class A common stock of $229,000, interest expense on beneficial conversion of debt of $899,000 and increases in accounts payable and accrued expenses of $1,102,000. This use of cash in our operating activities of $2,694,000 for the nine months ended July 31, 2001 is compared to $1,977,000 for the nine months ended July 31, 2000, which was composed of net losses of $3,501,000 for the nine months ended July 31, 2000, mainly offset by expenses settled by payments in Class A common stock of $1,536,000 and a slight cash flow decrease in operating assets over liabilities of approximately $78,000 for the nine months ended July 31, 2000.

    During the nine months ended July 31, 2001, we made numerous capital expenditures mainly in software and computer/network equipment totaling $16,000 versus $28,000 of capital expenditures made for the same period last year.

    The financing activities during the nine months ended July 31, 2001 consisted of proceeds from the issuance of our common stock of approximately $145,000 versus $1,287,000 for the nine months ended July 31, 2000. We had proceeds from notes payable to stockholder of $67,000 for the nine months ended July 31, 2001 versus $245,000 for the nine months ended July 31, 2000. We had proceeds from the issuance of convertible debt debentures of $2,600,000 for the nine months ended July 31, 2001 versus $880,000 for the nine months ended July 31, 2000. During the nine month period, we recorded the redemption of convertible debt debentures and related interest of approximately $2,057,000 which was converted into our common stock.

    On July 27, 2000, we issued $1,000,000 in principal amount of convertible notes bearing interest at 6% which are convertible into our Class A common stock at the option of the holders. On December 19, 2000, our registration statement on Form SB-2 was declared effective by the SEC thereby allowing for the conversion of the notes and raising of additional funding proceeds. On December 29, 2000 and January 12, 2001, we issued additional $150,000 convertible notes each month at 6% interest under this financing. In February and March 2001, we issued additional convertible debt of $250,000 each month in principal amount of convertible notes bearing interest at 6% per annum. Furthermore, for the three months ending July 31, 2001, we issued $1,200,000 in principal amount of convertible notes bearing interest at 6% per annum. We anticipate drawing down on the credit line, to the extent permitted, as the funds become necessary.

    On January 19, 2001, we issued $350,000 in principal amount of convertible notes bearing an interest rate of 8% which were converted into 8,000,000 shares of our Class A common stock at the holder's option during the three months ended April 30, 2001. Also, during the three months ended April 30, 2001, we received advances from the same subscriber of $250,000 which are convertible into approximately 5,714,000 shares of our Class A common stock.

   Though we have recorded negative operational cash flow during the past two years while developing our core product, this product is now commercially available. We have received a favorable response in the industry and from our core customer base. This has resulted in increased sales pipeline projections that we anticipate will provide us with much needed sales revenue thereby increasing our ability to continue as a going concern. Our fixed cost base is low, and we anticipate that the negative operational cash flow will turn positive as the forecasted sales materialize providing profitability.
Therefore, we believe that our current negative operational cash flow is temporary and will be alleviated by increased sales of our products. However, there can be no assurance that sales will increase or additional capital will be available on terms favorable to us. If adequate funds are not available to us, our operations would be impaired, including any operational efficiencies to provide our client base with superior services and performance. In the high tech telecommunications industry in which we compete, quality and efficiency is highly important to our competitive advantage and our ability to grow our business. As a result of the above conditions, our most recent audited financial statements contained a going concern opinion issued by our accountants.

       On June 1, 2001, our shareholders met and voted for a 1-for-2 reverse stock split. On January 4, 2001, we effected the reverse stock split and the historical financial statements have been adjusted.

Part II.  Other Information
          -----------------

Item 1.  Legal Proceedings
         -----------------

         Telynx is a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such litigation claims, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

Item 2.  Changes in Securities
         ---------------------

         On March 6, 2001, our Board of Directors approved the issuance of up to 100,000 shares of a newly created Series C convertible preferred stock (the "Preferred Stock") at $0.01 par value, issue price of $3,500.00 per share. Each share of Preferred Stock is convertible into shares of our Class A common stock. In May 2001, we issued a total of 1,260 shares of Preferred Stock to a group of investors in exchange for our Class A common stock. In June 2001, 1,260 shares of Preferred Stock was converted to shares of our Class A common.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On June 1, 2001, we held a special meeting of the shareholders at the Holiday Inn, 900 Sunland Park Drive, El Paso, Texas, in accordance with the Notice of Special Meeting of Stockholders dated May 14, 2001. The following matters were submitted to a vote of the stockholders.

         1. To approve an amendment to our certificate of incorporation increasing the number of authorized shares of Class A Common Stock to 1,000,000,000 from 200,000,000 shares.

         2. To approve an amendment to our certificate of incorporation affecting a 1-for-2 reverse stock split.

         With respect to the aforementioned matters, votes were tabulated, and the stockholders of the Company approved both proposals as follows:

                                For            Against       Abstain
                                ---            -------       --------
Proposal Number 1               92%               1%             0%
Proposal Number 2               92%               1%             0%

Item 5. Other Information
        -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits
              None.

         (b)  Reports on Form 8-K
              None.

                                   SIGNATURES


       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   September 19, 2001


Telynx, Inc.
(Registrant)



By: /s/ Kent J. Van Houten
--------------------------
Kent J. Van Houten
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)