Form 10KSB
period 2001-10-31
TELYNX INC
filed 2002-02-13
CIK 852164

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

                   For the fiscal year ended October 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period of       to

Commission File No.  000-24637

                                  TELYNX, INC.
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

                                 (915) 581-5828
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12 (b) of the Act: NONE

          Securities registered pursuant to Section 12 (g) of the Act:
                      CLASS A COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The aggregate market value of the voting stock (Class A Common Stock, $.01 par value) held by non-affiliates of the registrant on January 31, 2002 was $1,152,000 based on the closing sales price of the Class A Common Stock on such date.

     The number of shares of Class A Common Stock outstanding on January 31, 2002 was 208,045,000. There are no shares of Class B Common Stock outstanding.

     Telynx, Inc. revenue for the twelve months ending October 31, 2001 was $1,038,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                  TELYNX, INC.

                                2001 Form 10-KSB

                                Table of Contents

                                                                                                             PAGE
                                                                                                             ----
PART I

Item 1.   Description of Business .........................................................................    1
Item 2.   Description of Property .........................................................................    4
Item 3.   Legal Proceedings ...............................................................................    4
Item 4.   Submission of Matters to a Vote .................................................................    4

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters ........................................    5
Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations ...........    5
Item 7.   Financial Statements ............................................................................   12
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............   12

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
          16(a) of the Exchange Act .......................................................................   13
Item 10.  Executive Compensation ..........................................................................   14
Item 11.  Security Ownership of Certain Beneficial Owners and Management ..................................   16
Item 12.  Certain Relationships and Related Transactions ..................................................   17
Item 13.  Exhibits, List and Reports on Form 8-K ..........................................................   19

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

     The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions, as they relate to Telynx or our management team may identify forward-looking statements. Such statements reflect the current views of Telynx with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Telynx does not intend to update these forward-looking statements.

Item 1.  BUSINESS.

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

     We have leveraged our relationship with key industry players such as Hewlett Packard in order to gain penetration in the marketplace. Specifically, individual long standing relationships in international markets have produced business for us in the Middle East as well as the Far East. The first two years of product revenue for us were derived in large part from these sources. Additionally, we have made a significant investment in participating with industry forums such as the Telemanagement Forum to further our position in the domestic market. These forums provide industry standards, direction, and catalyst function to the market in general. Telynx has participated for the last two years in these activities. In combination, these two strategies have leveraged our market awareness.

     On September 14, 1998, we acquired Cambio Networks, Inc., pursuant to an agreement and plan of merger, dated as of April 3, 1998, as amended by the agreement of amendment, dated as of July 27, 1998. Under the terms of the agreement, Networks' shareholders received an aggregate of 619,421 shares of our Class A common stock representing approximately 32.3% of the then outstanding Class A and Class B common stock. The primary product of Cambio Networks was the Command product. The acquisition of the telecommunications product enabled us to diversify into other operations.

     On October 20, 1998, we changed our name from Meadowbrook Rehabilitation Group, Inc. to Cambio Inc. and in November 2000, we changed our name to Telynx, Inc. Prior to June 30, 1998, we provided outpatient, home health, and traditional acute, sub-acute and post-acute comprehensive rehabilitation services. Since the beginning of the fiscal year ended June 30, 1997, and as a result of poor operating results and poor prospects for growth in their respective markets, our board of directors began to sell our healthcare operating assets. As of June 30, 1998, our assets consisted mainly of cash and accounts receivable.

     On February 2, 1999, we entered into an agreement with Imperial Loan Management Corporation whereby we transferred all of the issued and outstanding stock of our discontinued healthcare subsidiaries to Imperial. Under the terms of the agreement, Imperial used its best efforts to liquidate each of the subsidiaries, settling outstanding obligations and collecting all amounts due. We are entitled to receive one-half of any amounts remaining after payment of the Imperial loans, which were settled and paid January 4, 2001 after Imperial liquidated assets to settle the loans, and expenses. We are informed that Imperial has received monies in settlement on some of the receivables totaling approximately $641,000. These funds were used to pay off the loans and related interest of approximately $641,000 from Imperial Loan Management Corp. on January 4, 2001. Approximately $700,000 of assets in the form of receivables remain uncollected or unsettled, which Imperial is continuing to use its best efforts to collect on. We consider the realization of the remaining assets to be unlikely and, therefore, we have fully written off such assets. All other material obligations of the subsidiaries have been settled.

     On June 1, 2001, our shareholders met to discuss and vote on a proposal recommended by our Board of Directors related to a 1-for-2 reverse stock split. Shareholders voted for approval of the 1-for-2 reverse stock split and we filed an amendment to the corporation's charter with the State of Delaware and the 1-for-2 reverse stock split was subsequently effective on June 4, 2001.

     Our goal is to become the premier provider of software solutions by providing the telecommunications and wireless communication industries with the highest utilization of their capital and giving our customers competitive advantage in providing new and enhanced services within their markets. We continually strive to broaden our solution offerings to increase market share for our customers by delivering end-to-end turnkey solutions amplifying usability and simplicity designed for end user. Based on estimates from Frost & Sullivan, the total Operations Support Systems (OSS) market is estimated at over $16 billion in the year 2002. Inventory/Provisioning represents 3% of this market. We will broaden our offerings into other areas within the space such as service activation and work flow management. This will provide additional market potential for us in the coming years.

Products and Services

     Telynx offers inventory/provisioning and revenue assurance solutions to the telecommunications market. Telynx solutions are geared at streamlining and reducing provisioning intervals and addressing revenue leakage for telecommunications service providers. The current flagship product Telynx v2, was released in March of 2001 and has met with wide acceptance from the market, partners, and customers.

Product Improvements:

     In September of 2000, a re-engineered version of the original netRunner product was released to market, netRunner CMP v5. Significant time and effort was spent in re-engineering the product to be a completely open and scalable architecture based on industry standards. Scalability and open interfaces are seen as the keys to market penetration moving forward. Version 5 was further enhanced in architecture and was introduced as Telynx v2 in March of 2001. Telynx v2 was very well received in the market by our partners, by prospects viewing the product and by the industry forums in which we participate. We use a variety of sources for input into the product direction and functionality. These sources consist of industry forums, telecommunications consultants, customer usage and general industry trends from key periodicals.

     In May of 2001, Telynx announced its new Revenue Assurance offering. Revenue Assurance is a new market space for Telynx, but remains in the OSS space. Revenue Assurance is the process by which a carrier/service provider validates that it is billing for services provided, accurately rating plans for billing, and assuring that service is properly provisioned. Frost & Sullivan and Deloitte Touche estimated in 1998 and 2000, through their readily available newsletter on the telecommunications industry, that somewhere between 2-12% of revenue is lost due to one of these factors. These reports are available on-line through the respective web sites. Some fees may apply. In times of increasing competition and the need to show clear value differentiation, we believe that our Revenue Assurance offering is a cost-effective solution.

Professional Services:

     Since July 2000, Telynx has continued to engage in services for the Telecom Egypt project. These services relate to additional customization contracted to Telynx by Hewlett Packard. All deliverables against the original contract had been met. Our expertise and quality of deliverables caused HP to continue engaging Telynx for other related services. In January of 2001, Telynx completed and received customer sign-off for the TM Touch Wireless project. The project was officially commissioned with Hewlett Packard and the Customer on May 2, 2001. Telynx has also successfully completed its implementation with Avista Communications. Final project deliverables were completed in June of 2001. Telynx, with its partners, have also begun projects with Ericsson and the City of Toulouse in France. In June of 2001, Telynx announced an initial project with Saudi Telecom for data loading.

Marketing and Sales

     Telynx is targeting the telecommunications market with its suite of products and solutions. The telecommunications industry is primarily focused in the area of providing convergent services to the public and private sector. These services include voice, data and multi-media. Telynx's solution offering is positioned to cover the asset management platform that is considered a crucial part of the OSS area of the telecommunication industry. Providing a system that assists in the areas of network inventory, provisioning, circuit allocation and assignment, as well as bandwidth utilization helps the service providers with faster time to market activity and more reliable service maintenance.

     Our marketing activity is focused on the service providers. This market includes the Regional Bell Operating Company (RBOCs), Competitive Local Exchange Carrier (CLECs), Incumbent Local Exchange Carrier (ILECs), Broadband providers, cellular, Public Telephone and Telegraph (PTTs) and Internet providers. We concentrate our attention on joining the forums in which new strategies are molded and service providers look for guidance. Our involvement in the TMF (Telemanagement Forum) is such an example. Other marketing activities include the joint representation between Telynx and our partners in trade shows and specialized exhibitions.

     The market potential on a global basis for Telynx is significant. There are several factors to which this growth potential can be attributed. First, deregulation of telecommunications is occurring on a global scale. This causes significant expansion in the market where previously it was fixed. In addition, the worldwide demand for bandwidth has caused an explosion in infrastructure building. This infrastructure is both wireline based and wireless based. Telynx's sales strategy is both direct and indirect. We will leverage our partner relationship to penetrate markets we currently do not have resources to focus on directly and we are directly targeting the North American, European, Middle Eastern, and Asian markets.

     Product re-engineering and market slowdowns did affect sales in the last 12 months. However, since the introduction of Telynx v2, the Company has increased its overall sales pipeline to 900 accounts and its business forecast by over 30 accounts. The sales pipeline in this case is defined by the number of accounts that have been identified for targeting. Forecast in this case indicates the number of accounts that have been qualified as revenue opportunities for the Company.

Partnership and Alliance

     The market requires that we have both a competitive and a collaborative strategy. The industry is driving the OSS market away from point solutions and towards a single solution offering. Our partnership and alliance strategy is designed with this in mind. We leverage the market presence of our large partners while embedding our technology into their overall solution. Our partners are Hewlett Packard, Oracle, Sirti, Logica, Alcatel, Information + Graphic Systems, Inc., Solutions Plus, Sapura System Malaysia (SSM), Step 9 and Active Software. The partnerships are based typically on two types of agreements. First, a joint marketing agreement will exist between the two companies. A joint marketing agreement generally means an intent by both companies to jointly market their solution to prospects. This implies a general level of technical integration between our solutions. These agreements are non-exclusive and can be renewed or terminated at the end of a twelve-month period. Second, a re-seller/systems integrator agreement can be made between the two companies. This entails a negotiated commission for the resale of the product and certification in providing services to deliver the product. The final agreement type is also known as an OEM (Other Equipment Manufacturer). This enables the vendor to sell the product under its own brand.

Software Development

     Product development continues to focus on the expansion of the functionality in Telynx v2. Additional capabilities being added relate to data loading, data synchronization with live networks, revenue assurance, order management, and activation. There is an ever increasing demand for integration into existing environments. We believe that the current version is the most flexible on the market in this respect and will continue to expand the open scalable architecture in this direction. In addition, it is widely known that the key to a successful flow-through provisioning system is the data. How it is input, how it is migrated, how it is maintained and the processes for accomplishing this are the determining factors in successful implementations. We are already seeing the demand for products and services in this regard, and have begun to develop solutions to address them. We are also being engaged in professional services to help carriers address these issues.

Competition

     Competition in the telecommunications markets is intense. However, we believe that the segment of the market within which Telynx competes is currently under-served. Our top five competitors are Granite Systems, Inc., Nortel Networks, Cramer Systems Europe Ltd., Eftia, and VisionAEL. The combined revenue for inventory/provisioning solutions provided by these vendors is less than the total market size as reported by Frost & Sullivan. While competition in this segment is not intense, the rapid changes within the industry as a whole could change this. Our continued development of enhanced network management and operational support systems should broaden the range of available competing products. Competitors include hardware manufacturers that have developed software (or obtained software from third parties) to operate on their hardware. We also encounter competition from a large number of small software developers, which sell software or integrated systems either for specific industries or applications within those industries.

     We believe that in order to maintain and improve our competitive position, we must continue to offer comprehensive services that help customers effectively implement a complete, integrated software solution by providing a full range of industry-leading consulting, integration, training and customer support services. The timely delivery of flexible, cost-effective solutions for the growing dynamic marketplace will continue to be our competitive initiative. We believe Telynx's international focus provides a competitive advantage moving forward. Some of our competitors have little or no international presence.

Proprietary Rights

          We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect own proprietary rights. Presently, we have no patents, no patent applications on file, and no intent to file patent applications in the near future. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees, distributors and corporate partners, and license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In selling our products, we rely on both signed license agreements and "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. Currently, Telynx has issued Telynx Version 3.0. This release is totally owned by Telynx and there are no longer any source code co-ownership issues as there was with prior software sold. The initial netRunner product was acquired technology in 1998. Under a joint code-ownership agreement with Phifer Consulting, the code was developed and exclusively marketed by Telynx. Release
4.5 of netRunner in February of 1999 was developed exclusively by Telynx. The co-ownership agreement of original source code was terminated by the two parties under a mutual agreement between Phifer Consulting and Telynx.

Employees

         As of October 31, 2001, we had approximately 27 full time employees, consisting of 3 in executive, 11 in engineering, 1 in marketing, 5 in sales, 2 in finance, and 5 in accounting and logistics. Our future performance depends upon the continued service of our key members of management, as well as marketing, sales, consulting and product development personnel, and except for Ali Al-Dahwi, none of whom are bound by an employment contract, and upon our ability to attract and retain highly skilled personnel in these areas. Competition for such personnel is intense, and there can be no assurance that we can retain our key employees or that we will be successful in attracting, assimilating and retaining such personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 2.  DESCRIPTION OF PROPERTY.

         The corporate office is located at 6006 Mesa, Suite 600, El Paso, Texas, 79912. The El Paso office is approximately 7,800 square feet (leased for $8,400 monthly). We have additional sales and support representatives in Dallas, Texas; the Washington, D.C. area; London, United Kingdom; and sales and support representatives in Asia (Kuala Lumpur, Malaysia) and the Middle East (Cairo, Egypt and Saudi Arabia).

Item 3.  LEGAL PROCEEDINGS.

         Telynx is a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claim litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE.

         None.

                                     Part II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       Our common stock is traded in the Over the Counter (OTC) Bulletin Board Market. On January 31, 2002, the closing sales price of the common stock was $0.006 per share.

       Prices below may not be actual representations of daily trading ranges. The bid quotations represent interdealer prices, without adjustment for retail markup, markdown or commission and may not necessarily represent actual transactions. The table below sets forth the quarterly high and low closing sales prices for the Class A common stock in the period from July 1, 1998 through January 31, 2002:

                                                            PRICE PER SHARE/(1)/
                                                           ---------------------
                                                            HIGH           LOW
                                                           -------       -------
            YEAR ENDED OCTOBER 31, 2002
            First quarter through 1/31/02                  $ 0.017       $ 0.005

            YEAR ENDED OCTOBER 31, 2001/(2)/
            Transition period 7/1/00-10/31/00              $ 0.800       $ 0.300
            First quarter                                    0.320         0.048
            Second quarter                                   0.068         0.020
            Third quarter                                    0.050         0.015
            Fourth quarter                                   0.020         0.005

            YEAR ENDED JUNE 30, 2000
            First quarter                                   $2.875        $1.250
            Second quarter                                   1.750         0.375
            Third quarter                                    6.500         0.375
            Fourth quarter                                   2.312         0.570

            YEAR ENDED JUNE 30, 1999
            First quarter                                   $2.125        $0.875
            Second quarter                                   2.250         0.500
            Third quarter                                    1.000         0.250
            Fourth quarter                                   5.750         0.375


       (1) As adjusted to reflect a 1-for-2 reverse stock split effected by us on June 4, 2001.

       (2) In November 2000, we changed our fiscal year-end to October 31 from June 30.

       As of October 31, 2001, there were approximately 284 holders of record of our common stock.

       We do not anticipate paying any cash dividends in the foreseeable future and intend to retain any earnings to fund future growth and the operation of our business.

       During the year ended October 31, 2001, we consummated various private placements of Class A common stock pursuant to which we issued 2,900,000 shares for an aggregate consideration of $145,000.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

       We deliver software and services for the specific purpose of managing telecommunications networks. Our primary target customers are telecommunications service providers. Our software and services are designed to create accurate electronic models of the network infrastructure and assist in the provisioning of new telecommunications services. The key value proposition of our products and services is the impact on a service provider's provisioning interval. This is a key metric used by a provider to determine their cost of providing service and their ability to provide a wide range of services in a timely fashion.

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

         We have leveraged our relationship with key industry players such as Hewlett Packard in order to gain penetration in the marketplace. Specifically, individual long standing relationships in international markets have produced business for us in the Middle East as well as in the Far East. The first two years of product revenue for us were derived in large part from these sources. Additionally, we have made significant investment in participating with industry forums such as the Telemanagement Forum to further our position in the domestic market. These forums provide industry standards, direction, and catalyst function to the market in general. Telynx has participated for two years in these activities. In combination, these two strategies have leveraged our market awareness.

         Acquisition of Cambio Networks, Inc. On September 14, 1998, we acquired Cambio Networks, Inc. Under the terms of the agreement and plan of merger, Cambio Networks' shareholders received an aggregate of 619,421 shares of our Class A common stock representing approximately 32.3% of the outstanding Class A and Class B common stock. Immediately following the acquisition of Cambio Networks in September 1998, we implemented a restructuring plan involving the closing and relocating of our headquarters from Bellevue, Washington to an existing office in Dallas, Texas. In addition, we moved our research and development offices to El Paso, Texas and assimilated our finance and accounting functions into our existing capabilities in Emeryville, California and subsequently to El Paso, Texas. We maintained our domestic sales and service offices in Parsippany, New Jersey until their closure in December 1998. The Dallas, Texas office was closed in January 2001.

         In an effort to consolidate offices within our operations, finance and administrative functions, our domestic sales and services office was relocated to El Paso, Texas. Internationally, we have sales executives in London, England and Cairo, Egypt. No material costs were incurred in connection with these consolidation efforts.

         Disposition of Healthcare Operations. On February 2, 1999, we entered into an agreement with Imperial Loan Management Corporation whereby we transferred all of the issued and outstanding stock of our discontinued healthcare subsidiaries to Imperial. As part of the agreement, Imperial uses its best efforts to liquidate each of the subsidiaries, settling outstanding obligations and collecting all amounts due. We are entitled to receive one-half of any amounts remaining after payment of the Imperial loans and expenses. We are informed that Imperial has received funds in settlement on some of the receivables totaling approximately $641,000. These funds were reserved to pay off the loans and related interest of approximately $641,000 from Imperial Loan Management Corp. on January 4, 2001. Approximately $700,000 of assets in the form of receivables remain uncollected or unsettled, which Imperial is continuing to use its best efforts to collect on. We consider the realization of the remaining assets to be unlikely and, therefore, we have fully written off such assets. All other material obligations of the subsidiaries have been settled. Under our agreement with Imperial, they are required to provide us with quarterly reports with respect to Imperial's progress in liquidating the assets that we transferred to them.

Going Concern Opinion

         Our independent certified public accountants' report on our consolidated financial statements as of October 31, 2001 and for the years ended June 30, 2000, October 31, 2001 and the four months ended October 31, 2000 contains an explanatory paragraph regarding our ability to continue as a going concern. Among the factors cited by the accountants that raised substantial doubt to our ability to continue as a going concern are our continued recurring losses incurred by us from operations. The accountants state that our ability to continue as a going concern is subject to the attainment of profitable operations or our seeking additional funding through various financing arrangements. We have developed a plan to achieve profitability and allay doubts as to our ability to continue as a going concern. This plan includes: (1) increased marketing of our existing products to increase sales and (2) utilizing long term financing which may be provided by certain subscribers under our former equity line which has been discontinued. As of yet, there is no agreement on the nature and magnitude of the commitments nor when we expect that any financing to close, but discussions between the parties are continuing. For the foreseeable future, we intend to cover our operating needs with our current cash flow generated through sales of our products and services and cost reduction measures.

Results of Operations
---------------------

Year ended October 31, 2001 As Compared to Year Ended October 31, 2000:

         On November 21, 2000, we changed our fiscal year end from June 30 to October 31, as notified on a filing on Form 8-K, Current Report.

         Over the last one and one-half years, we have transformed from a company developing a new product to a company producing and selling software to the telecommunications marketplace. Our revenue shows a 6% gain from $983,000 for the twelve months ended June 30, 2000 to $1,038,000 for the twelve months ending October 31, 2001. This increase shows improvement and, along with our internal pipeline tracking of new accounts and the markets we penetrate in a growth mode, we believe that our sales prospects will increase dramatically. Along with expected sales increases, we have trimmed our cost of sales from a gross profit percentage of 73% in the twelve months ended June 30, 2000 to 86% in the twelve months ended October 31, 2001. We have also trimmed our operating expenses 19% from $6,030,000 for the twelve months ended June 30, 2000 down to $5,041,000 for the twelve months ended October 31, 2001. Gross profit also increased 24% from $719,000 for the fiscal year ending June 30, 2000 to $891,000 for the fiscal year ended October 31, 2001.

         Results of operations for the years (12 months) ended October 31, 2001 and 2000 are as follows:


                                                                               Year (12 months) ended
                                                                                      October 31,
                                                                          ---------------------------------
                                                                               2001                2000
                                                                               ----                ----
                                                                                                (unaudited)
         Net revenues..............................................       $  1,038,000        $   1,067,000
         Cost of revenue...........................................            147,000              250,000
                                                                          ------------        -------------
                Gross profit.......................................            891,000              817,000
                                                                          ------------        -------------

         Operating expenses
            Sales and marketing....................................            893,000            1,040,000
            Services...............................................            565,000              459,000
            Research and development...............................            703,000              593,000
            Administrative and general expenses....................          2,880,000            3,890,000
                                                                          ------------        -------------
                Total operating expenses...........................          5,041,000            5,982,000
                                                                          ------------        -------------

                Loss from operations...............................         (4,150,000)          (5,165,000)
                                                                          ------------        -------------

         Other income (expense)
            Interest income........................................                 --                   --
            Interest expense.......................................         (1,449,000)            (147,000)
                                                                          ------------        -------------
                Total other expense................................         (1,449,000)            (147,000)
                                                                          ------------        -------------
            Loss from continuing operations........................         (5,599,000)          (5,312,000)
                                                                          ------------        -------------

         Discontinued operations
          Gain from disposal of discontinued operations............                 --              641,000
                                                                          ------------        -------------

         Net loss..................................................       $ (5,599,000)       $  (4,671,000)
                                                                          ============        =============

         Below are our results of operations based on our new fiscal year ended October 31, 2001, and compared against the comparable operating results for the twelve-month period ending October 31, 2000.

         Revenues for the twelve months ended October 31, 2001 of $1,038,000 are slightly down by approximately 3% from the prior comparable twelve-month period.

         Cost of revenues for the twelve months ended October 31, 2001 of $147,000 are down by $103,000 from the comparable twelve month period. This decrease is mainly attributable to direct sales of our software license with minimal cost associated in cost of goods sold.

         Gross profit of $891,000 is a 9% increase over the prior comparable twelve-month period, representing an 85% gross profit percentage on revenues for the year ended October 31, 2001 versus a 76% gross profit percentage on revenues for the prior comparable twelve-month period. This increase in gross profit percent reflects the reduction of direct costs associated in cost of goods sold.

         Sales and marketing expenses for the year ended October 31, 2001 were $893,000, which is a 14% decrease from the prior comparable period of twelve months. The decrease is mainly representative of reduction in salaries, recruitment and other employee costs of approximately $129,000 and a reduction in travel of $47,000, offset by an increase in advertising of $8,000 and other miscellaneous sales expenses of $21,000.

         Services expenses for the twelve months ended October 31, 2001 increased approximately 23% over the comparable twelve-month period ended October 31, 2000. The increase was mainly attributable to increased salaries and other personnel costs of recruitment and hiring new people of approximately $154,000, plus other costs approximating $14,000, offset by travel expenses decreases of approximately $36,000 and office supplies of approximately $26,000.

         Research and development expenses for the twelve months ended October 31, 2001 were $703,000. This is a 19% increase from the comparable preceding twelve-month period. This increase of $110,000 is mainly comprised of travel related expenses of approximately $76,000 and increases in salaries and other consulting fees of $34,000.

         Administrative and general expenses for the twelve months ended October 31, 2001 were $2,880,000 representing a 27% decrease from the prior twelve-month comparable period. The decrease is mainly representative of legal and professional fee reductions of $178,000, reduction in outside consultants of $600,000, reduction of business insurance expense of $117,000, reduction of travel expense of $72,000 and reduction in debt settlement expenses of $154,000, offset by an increase in salaries and other employee related costs of approximately $111,000.

         Interest expense for the twelve months ended October 31, 2001 was $1,449,000. This is an increase from the prior twelve-month period, mainly representative of $957,000 of costs incurred for beneficial note conversions and $350,000 related to the cost of warrants issued, partially offset by a reduction of $14,000 in general interest expense.

Four Months Ended October 31, 2000 as Compared to Four Months Ended October 31, 1999:

    Revenues. For the four month period ending October 31, 2000, revenues increased 29% from $272,000 for the four months ended October 31, 1999 to $352,000 for the four months ended October 31, 2000, an increase of approximately $80,000. The increase was mainly attributable to increased sales of our software of approximately $313,000. Maintenance revenue decreased approximately $31,000 and billings to customers for installation services decreased approximately $202,000.

    Cost of Revenues. Cost of revenues decreased 11% from $120,000 for the four months ended October 31, 1999 to $107,000 for the four months ended October 31, 2000. This decline in costs is mainly attributable to reduced costs associated with maintenance and services of $96,000, partially offset by increased costs of software sales of $83,000. The decrease is attributable to the percentage of revenue represented by software versus services where the margin is much higher in software.

    Gross Profit. Gross Margin increased from 56% for the four months ended October 31, 1999 to 70% for the four months ended October 31, 2000. The increase was attributable to higher software sales for the four months ended October 31, 2000 with lower costs of sales associated versus no software sales for the four month ended October 31, 1999.

    Sales and Marketing. For the four month period ending October 31, 2000, sales and marketing expenses decreased 8% from $422,000 for the four months ended October 31, 1999 to $387,000. This decrease is mainly attributable to reductions in travel related costs of $2,000, reductions in personnel costs including salaries, benefits and recruitment costs of approximately $5,000 and reduction of general sales and marketing expenses of approximately $24,000.

    Services. For the four month period ending October 31, 2000, services increased 27% from $142,000 for the four months ended October 31, 1999 to $181,000 for the four months ended October 31, 2000. This increase is mainly attributable to increased travel expense from fiscal 1999 to fiscal 2000 of approximately $25,000, general services department expense increase from fiscal 1999 to 2000 of approximately $23,000 offset by cost reductions in payroll salary and benefits of approximately $9,000. As our projects progress beyond their initial development stage, more direct involvement is required in their implementation. The costs of sending our personnel to service new installations are negotiated with the customer as part of the contract entered into with the customer. Those costs are billed to the customer as installation costs and reflected as a component of cost of goods sold. Our services people have on occasion traveled to the prospective customer to help demonstrate a product along with assisting in the sales call, both on site of the customer and also on the phone or through an internet connection.

    Research and Development. Research and development remained relatively constant from $262,000 for the four months ended October 31, 1999, reducing slightly to $254,000 for the four months ended October 31, 2000. The reduction is mainly by cost savings of consultants in the prior year of approximately $14,000 offset by recruitment charges of personnel to be hired of approximately $6,000. There was employee turnover in the organization and subsequent replacement of this personnel caused costs to remain relatively constant between the two periods. This expense category increased over the next six months from historical by additional salary expenses and recruitment charges associated with increased personnel hiring due to the build-up of engineering staff as part of the business plan reflecting significant cost increase moving into the period ending April 2001.

    General and Administrative. For the four month period ending October 31, 2000, general and administrative costs increased 81% from $897,000 for the four months ended October 31, 1999 to $1,625,000 for the four months ended October 31, 2000. This increase is attributable to increase of personnel costs including salaries, benefits and recruitment costs of approximately $125,000, increase of outside professional services of approximately $599,000, and travel related costs of $4,000. Consistent with services and research and development, selected employees within the general and administrative area provide some sales and marketing benefit for our core product.

    Interest. For the four month period ending October 31, 2000, interest expense increased 121% from $38,000 for the four months ended October 31, 1999 to $84,000 for the four months ended October 31, 2000. These increases are representative of additional financing by us this four month period versus the prior four month period ending October 31, 1999.

    Discontinued Operations. For the four month period ending October 31, 2000, discontinued operations recorded a gain of approximately $641,000 on the revaluation of receivables from the disposition of our healthcare operations in fiscal 1999. The gain was based on a revised estimate of the value of these accounts receivable which were assigned to Imperial. These accounts were previously fully reserved and are associated with the discontinued healthcare operations. The revised estimate is based on information provided by Imperial Loan Management Corporation and their collection activity.

Year Ended June 30, 2000 as Compared to Year Ended June 30, 1999:

         Revenues. Revenues increased $160,000, or 19%, from $823,000 for the twelve months ended June 30, 1999 compared to $983,000 for the twelve months ended June 30, 2000. Increases in sales have mainly been reflected by product shipments of netRunner to Hewlett Packard clients in Middle East and Southeast Asia as compared to the prior year. Revenues for the twelve months ended June 30, 2000 were split between sales, services and maintenance, primarily of the netRunner product, compared to revenues for the twelve months ended June 30, 1999 which were split between sales, services and maintenance split between the netRunner, 36% of total sales, and Command products, 64% of total sales. We served as a subcontractor to Hewlett Packard in these engagements and provided parts of the service where Hewlett Packard was providing a broader solution to the client. We have worked with partners such as Hewlett Packard in selling our products either directly to their customer or through bundling our products with other products and selling the combined product as a package to the end customer. Although we have found these relationships to be beneficial, we are increasing our own sales initiative teams to increase our operating efficiencies. Because netRunner is our new product, and because of liquidity difficulties, the launch and marketing activities of the netRunner product were severely constrained which resulted in poorer sales performance and market penetration than what we projected for the twelve months ended June 30, 2000. The increase in revenue is directly attributed to the strategic relationship with Hewlett Packard and the business leveraged as a result of this relationship. For the 12 months ended June 30, 2000, sales of our netRunner product line fared much better than the prior twelve month period ended June 30, 1999.

         Cost of Revenues. Cost of revenues declined from $286,000 for the twelve months ended June 30, 1999 to $264,000 for the twelve months ended June 30, 2000. The decline is attributable to the reduced cost of sales related to the shipments of the netRunner product in fiscal 2000 as compared to higher costs of revenue associated with the Command product mainly in fiscal 1999. As mentioned above, the Command product made up 64% of revenues in the twelve months ending June 30, 1999 but negligible revenues in the twelve months ending June 30, 2000.

         Gross Profit. Gross Margin increased from 65% in 1999 to 73% in 2000 due to the change of mix in products sold. The increase in margin from 1999 to 2000 is representative of the higher margin provided by the netRunner product with a higher gross margin mark-up whose sales grew in 2000 and the drop in sales of the Command product with a lower gross margin mark-up.

         Sales & Marketing. Sales & Marketing costs increased $876,000, or 358%, from $245,000 for the twelve months ended June 30, 1999 compared to $1,121,000 for the twelve months ended June 30, 2000. The increase in sales & marketing cost is represented in additional selling expense related to increased personnel cost of approximately $334,000 and increased travel related sales cost of approximately $84,000. Additionally, we incurred $458,000 in direct activities geared at increasing market exposure and generating revenue which also included partner participation activity costs.

         Services. Services costs increased $207,000, or 97%, from $214,000 for the twelve months ended June 30, 1999 compared to $421,000 for the twelve months ended June 30, 2000. The increased services costs is represented in additional personnel cost of approximately $134,000, general expenses of $99,000 offset by a reduction of travel related service costs of approximately $26,000.

         Research & Development. Research and development costs increased $314,000 or 112% to $594,000 for the twelve months ended June 30, 2000 compared to $280,000 for the twelve months ended June 30, 1999. The increase in the research and development department represents additional staff and outsourced engineering and development costs related in our product development, netRunner.

         General and Administrative. General and administrative costs remained consistent from $3,912,000 in fiscal 1999 to $3,894,000 in fiscal 2000.

         Interest. Interest income increased approximately $11,000 from $13,000 for the twelve months ended June 30, 1999 to $24,000 for the twelve months ended June 30, 2000. Interest expense increased approximately $32,000 from $66,000 for the twelve months ended June 30, 1999 to $98,000 for the twelve months June 30, 2000. The increase in interest expense is mainly representative of additional financing by us in fiscal 2000 versus fiscal 1999.

         Net loss from continuing operations decreased $3,617,000, or 40%, from $9,002,000 for the twelve months ended June 30, 1999 compared to $5,385,000 for the twelve months ended June 30, 2000. The decrease was primarily the result of fiscal year 1999 write-off of goodwill for $4,850,000 originally recorded as part of the acquisition of Cambio Networks. The subsequent write-off of this goodwill was taken in response to the inability of the primary product of Cambio Networks, Command, to maintain its place in the market without a major upgrade and the prohibitive cost of such an upgrade. We withdrew the Command product from the marketplace in the fourth quarter of fiscal year 1999 and decided to write off the goodwill associated with the Command product. Also included in the twelve months ended June 30, 2000 is approximately $1,000,000 compensation expenses associated with issuance of stocks, options and warrants to employees and warrant holders at reduced offering prices compared to current market price.

         Discontinued Operations. In fiscal year 1999, we recorded a loss in discontinued operations by charging off the remaining net assets from the discontinued operations of our healthcare business. The assets were composed of the remaining receivables from the healthcare operation. The charge was appropriate as we felt that collectibility was uncertain.

Liquidity and Capital Resources

         Since the beginning of 1999, we have been challenged in raising financing to support our operations as we have undergone a transformation of moving from the Command product offering to our netRunner product and subsequently to Telynx Version 2. Included with the operational challenges of the new product, we have the added responsibility of old debts and obligations from the past. We have used private placement offerings of our common stock and convertible debt to provide the capital required to meet our daily operating requirements. In July 2000, we entered into a $17 million credit facility with certain subscribers whereby they agreed to purchase 6% promissory notes convertible into our Class A common stock at the option of the holder. From July 1, 2000 to October 31, 2001, we issued promissory notes of approximately $3,150,000 under the credit facility. Of this amount, $1,700,000 was converted into common stock in accordance with its terms.

         This equity line was terminated effective October 4, 2001 in order to comply with recent Securities Exchange Commission regulations. Certain of the subscribers under the former equity line may provide future financings needed by the Company. As yet, there is no agreement on the nature and magnitude of the commitments nor when that financing is expected to close, if at all. Discussions between the parties are continuing. As shown on the balance sheet at October 31, 2001, we have convertible notes payable of approximately $1,450,000 exclusive of discounts totaling $868,000; $713,000 payable to investors and stockholders, along with various accounts payable and accrued expenses of over $4,100,000. Although we are generating revenues, they have not been sufficient to satisfy our current on-going cost structure. We anticipate needing approximately $250,000 a month from external funding sources in additional financing beyond our current revenue stream to sufficiently cover our operating budgetary requirements for the next six months. If we are unable to raise additional capital in the future, we may not be able to continue as a going concern.

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

         Our operating activities used cash of $2,857,000 for the twelve months ended October 31, 2001. The primary reason for the use of cash of operating activities was from the net loss of $5,599,000 for the twelve month period ending October 31, 2001 offset by adjustments of non-cash operating uses in the income statement of $259,000 for depreciation and amortization, $93,000 of expenses in settlements paid with equity, and beneficial conversion cost of convertible debt and warrants of $1,316,000. The balance is partially offset by changes in working capital assets and liabilities of $1,281,000, primarily accounts payable and accrued liabilities.

         For the twelve months ending October 31, 2001, our investing activities consisted of $17,000 in additions to property and equipment.

         Proceeds from financing activities for the twelve months ended October 31, 2001 consisted of $2,535,000 of proceeds from the issuance of convertible debt debentures, $145,000 of proceeds from the issuance of stock, and $67,000 of proceeds from borrowings on debt.

         The aggregate amount of capital equity that we have raised since June 30, 2000, the end of the last fiscal year, has been approximately $844,000. These financings have been raised through private placements to various qualified investors.

         Though we have recorded negative operational cash flow during the past two years while developing our core product, this product is now commercially available. During the promotion of our new product, we have received a favorable response in the industry and from our core customer base. This has resulted in increased interest in our products that we anticipate will provide us with increased sales revenue. Our fixed cost base is low, and we anticipate that our operational cash flow will turn positive to the extent the forecasted sales materialize. However, there can be no assurance that sales will increase or additional capital will be available on terms favorable to us. If adequate funds are not available to us, our operations would be impaired, including any operational efficiencies to provide our client base with superior services and performance. If we are unable to raise additional capital in the future, we may not be able to continue as a going concern. In the high tech telecommunications industry in which we compete, quality and efficiency are highly important to our ability to compete and grow our business. As a result of the above conditions, our most recent audited financial statements contained a going concern opinion issued by our accountants.

         Our management's strategy toward profitability has three primary points.

         We have made significant cost cuts in the operation since March of 2001. The second half of fiscal year 2001 showed an average 30% decrease in costs over comparable periods in the previous year. An additional 20% cost cut was implemented in December 2001 and will be maintained until such time as the business warrants operational cost increases due to business demand.

         While reducing costs in the second half of fiscal 2001 and into the first quarter of fiscal 2002, we generated $271,000 in revenue in the quarter ending July 31, 2001 and $482,000 in revenue in the quarter ending October 31, 2001. Having produced $285,000 in revenue in the first and second quarters of fiscal 2001, we showed a 164% increase in the second half of the fiscal year 2001 over the first half of fiscal year 2001.

         In January 2002, we have $460,000 in trade receivables. In addition, in December 2001, we were awarded a second contract in the amount of $1.33 million with Saudi Telecom Company. This single contract exceeds revenue from the entire previous fiscal year by 28% and provides a good backlog going into 2002. In addition, we are continuing to actively pursue additional contracts and are currently in negotiations with respect to several further work assignments. Improved performance in the last two quarters combined with new business and the working potential for additional new business have kept existing ties to funding sources open and active. Management will continue to actively pursue and attempt to maintain funding relationships and will use supplemental funding, if available, toward business development and liability management.

         We believe that we will generate a positive cash flow of approximately $36,000 a month over the next five months from February 2002 to June 2002 based on collection of current receivables on the books and contractual timed collections of current backlog from purchase orders received. Additionally, we currently have outstanding proposals for new work with total potential billings of approximately $1,500,000. No assurances can be given that we will be awarded any new work related to these proposals.

         Management's strategy of reducing costs, continued increases in revenue performance, and maintenance of funding relationships is designed to produce operating profit before the end of fiscal 2002. However, no assurances can be given that we will be successful.

         Additionally, we have committed resources to localize our products to the Japanese and Chinese languages after negotiations with our strategic partners and potential clients. The localized product assures that we are strategically positioned to address the needs of Japanese, Korean and Mainland China markets. We do not believe that most of our competitors have significant presence in these markets. Our existing strategic relationships, and a localized version of the product, should help ensure our ability to be competitive in these areas. The product should be ready by mid 2002 with anticipated sales soon after that.

         We are a party to an agreement dated February 2, 1999 with Imperial. The primary subject matter of the agreement concerns the liquidation of assets transferred from us to Imperial and the use of those liquidation proceeds as payment of two outstanding loans between Imperial and us and our wholly owned subsidiary. These notes were settled and paid off January 4, 2001 upon Imperial receiving approximately $641,000 on settlement on receivables.

         The agreement required us, among other things, to pay fees to Imperial for the liquidation of assets transferred to Imperial, pay interest to Imperial on the outstanding principal balance of the loans, and to pay the remaining outstanding principal balance on the loans on February 1, 2000, if liquidation proceeds had not already satisfied the loans. Imperial's obligation under the agreement, among other things, was to liquidate the assets transferred to Imperial (consisting primarily of medicare related receivables of the company's former medical business), apply the proceeds of said liquidation to pay down the outstanding loan balances, and to provide quarterly reports to us with respect to Imperial's progress in liquidating the assets transferred from us to Imperial.

         By letter dated August 16, 1999, we notified Imperial that Imperial was in breach of the agreement by virtue of the fact that Imperial had not provided quarterly reports for the quarters ended March 31 and June 30, 1999. We further advised Imperial that we would discontinue paying any additional funds to Imperial until this breach was cured. In late September 1999, Imperial subsequently provided reports for the quarters ended March 31 and June 30, 1999. Since then, no additional quarterly reports have been provided by Imperial as required under the agreement. Additionally, through discussions with Imperial and pursuant to the reports provided, it appears that to date Imperial has liquidated approximately $721,000 of the $1,300,000 in assets transferred to it.

         We are informed that Imperial has recently received monies in settlement on some of the receivables of approximately $641,000. These funds were used to pay off the loans and related interest of approximately $641,000 from Imperial Loan Management Corp. on January 4, 2001. Approximately $700,000 of assets in the form of receivables remain uncollected or unsettled, for which Imperial is to use its best efforts to collect on. We consider the realization of the remaining assets to be unlikely and, therefore, we have fully reserved such assets. All other material obligations of the subsidiaries have been settled. Under our agreement with Imperial, they are required to provide us with quarterly reports with respect to Imperial's progress in liquidating the assets that we transferred to them.

         We have no commitments for capital expenditures currently outstanding.

         Our operating results could vary significantly from period to period, as a result of a variety of factors including the requisition cycles of our customers, the financial position of our customers and competitive factors. We are not subject to any seasonality factors.

         We are late on filings and payments of certain payroll taxes and related interest of approximately $300,000. Management has met with the Internal Revenue Service and has discussed and established a plan to correct the deficiency and stay current.

Item 7.  FINANCIAL STATEMENTS.

         The Financial Statements required by this item are filed as part of this Form 10-KSB. See Index to Consolidated Financial Statements on page F-1 of this Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    Part III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth information regarding our executive officers and directors

           Name                      Age        Position
           ----                      ---        --------
           Ali Al-Dahwi               46        Chairman of the Board, Chief Executive Officer and Director

           Scott Munden               38        President, Chief Operating Officer and Director

           Dr. Ziad El-Dukair         40        Executive Vice President and Director

           Kent J. Van Houten         48        Vice President of Finance, Chief Financial Officer and Secretary

           Naglaa Marzouk             30        Executive Vice President-Logistics

           Lin Meyer                  54        Vice President of North American Sales and Alliances

         Ali Al-Dahwi has served as a Director since 1998 and has served as Chief Executive Officer since October 2001 and served as President and Chief Executive Officer from January 1999 to October 2001. From September 1998 to January 1999, Mr. Al-Dahwi was our President and Chief Operating Officer. Mr. Al-Dahwi held various positions at Accugraph Corporation from 1982 to 1998, including Vice President and General Manager - Global Complex Enterprise Network Business Unit and Vice President of International Operations. Prior to Accugraph, Mr. Al-Dahwi served as a Civil Engineer. Mr. Al-Dahwi holds a B.S. in Civil Engineering from the University of Texas El Paso.

         Scott Munden has served as a Director since September 2001 and has served as our President and Chief Operating Officer since October 2001 and Chief Operating Officer from February 2001 to October 2001. Mr. Munden had previously been our Chief Technology Officer and Executive Vice President of Product and Technology since January 2000. Mr. Munden joined us in 1998 as Director of Product Marketing and Development. From 1996 to 1998, Mr. Munden was General Manager at IBIS Corporation. Prior to this, Mr. Munden held various positions at Accugraph Corporation from 1987 to 1996, including Solutions Architect and Product Manager. Prior to 1987, Mr. Munden worked at Wang Labs. Mr. Munden holds a B.S. in Economics from the University of Texas El Paso.

         Dr. Ziad El-Dukair was appointed to our Board of Directors in January 2001 and joined us as an Executive Vice President in January 2001. Dr. El-Dukair was a private consultant from 1998 to 2001. From 1990 to 1998, Dr. El-Dukair held the position of President and C.E.O., as well as board member, for Thinet International, a leading French construction company. Dr. El-Dukair holds a Ph.D. in Construction Engineering and Management from the University of Maryland and a Masters in Engineering Administration from George Washington University.

         Kent J. Van Houten has served as Vice President of Finance, Chief Financial Officer since June 2000. From January 2000 to April 2000, Mr. Van Houten was a consultant with RF Monolithics, Inc. From May 1995 to October 1999, Mr. Van Houten was Chief Financial Officer, Secretary and Treasurer with Peerless Manufacturing. Co. From 1975 to 1994, Mr. Van Houten held various positions with National Gypsum Company, and its wholly owned subsidiary, The Austin Company. Mr. Van Houten holds a B.B.A. in accounting from Howard Payne University.

         Naglaa Marzouk has served as Executive Vice President of Corporate Logistics since January 2001. From December 2000 to January 2001, Ms. Marzouk was Director of Corporate Logistics and Support. From June 1999 to December 2000, Ms. Marzouk was the Logistics and Support Manager. From June 1998 to May 1999, Ms. Marzouk was Software Production Engineer for AgilTech, Inc., USA, and from November 1996 to June 1998, Ms. Marzouk was Application Engineer for the Institute of Advanced Manufacturing Sciences, USA. Ms. Marzouk holds a B.S. in Electrical Engineering from Cairo University.

         Lin Meyer has served as our Vice President of Strategic Partners and Alliances since February 2001. Ms. Meyer was hired in April 1999 as our Director Telecom Sales and Channel Programs and was subsequently promoted on June 1999 to Vice President of

Strategic Partners and Alliances before her recent promotion to Vice President of Strategic Partners and Alliances in February 2001. Before her employment with us, Ms. Meyer served as a Regional Manager for Beechwood Consulting from 1998 to April 1999. From 1996 to 1998, Ms. Meyer held the position of National Account Manager, Business Markets, with American Telephone & Telegraph. Ms. Meyer holds a B.S. degree in Education from Coe College.

Board Of Directors

         We currently have authorized three directors. The current directors are Ali Al-Dahwi, Scott Munden and Dr. Ziad El-Dukair. These directors hold office until each annual meeting of stockholders or until their successors are elected or appointed. Thereafter, at each annual meeting of stockholders the successors to the directors will be elected to serve from the time of election and qualification until the next annual meeting following election.

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

         Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during fiscal 2001 all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with.

Item 10. EXECUTIVE COMPENSATION.

         The following table sets forth information with respect to compensation as of October 31, 2001 during the last three fiscal years paid by us for services by our Chief Executive Officer and our four other highest-paid executive officers whose total salary and bonus for such fiscal year exceeded $100,000, collectively referred to below as the Named Executive Officers:

                                                                     Long-Term
                                                                     ---------
                                                                    Compensation              Other
                                                                    ------------              -----
                     Fiscal Year      Annual Compensation              Awards               Compensation
                     -----------      -------------------              ------               ------------
                                                                Number of Securities of
                                                                -----------------------
                                     Salary         Bonus        Underlying Options
                                     ------         -----        ------------------
Ali Al-Dahwi         2001            $ 234,378             0       4,722,500
                     ----
                     2000/(1)/       $  91,669      $  3,336               0                    --
                     ----
                     2000            $ 150,015      $ 19,370         277,500                    --
                     ----
                     1999            $ 112,512      $  8,895         125,000                    --
                     ----
                                                                                                --

Scott Munden/(2)/    2001            $ 145,157             0         689,750                    --
                     ----
                     2000/(1)/       $  52,500      $  1,112               0                    --
                     ----
                     2000            $ 105,000      $ 13,964         272,250                    --
                     ----
                     1999            $  48,399             0          38,000                    --
                     ----

Kent Van Houten      2001            $ 122,699             0         750,000                    --
                     ----
                     2000/(1)/       $  42,087             0               0                    --
                     ----
                     2000                7,132             0               0                    --
                     ----
                     1999                    0             0               0                    --
                     ----

Lin Meyer            2001            $ 107,818             0         425,000                    --
                     ----
                     2000/(1)/       $  40,905             0               0                    --
                     ----
                     2000            $ 100,000             0          75,000                    --
                     ----
                     1999            $  18,799             0               0                    --
                     ----

_________________________
(1) Compensation for the period from July 1 to October 31, 2000, reflecting a change in our fiscal year end.
(2) Mr. Scott Munden became President in October 2001.

Option Grants In Last Fiscal Year
---------------------------------

         The following table sets forth each grant of stock options during the fiscal year ended October 31, 2001 to each of the Named Executive Officers. No stock appreciation rights were granted during such fiscal year.

                                     Individual Grants
                                     -----------------

                      Number of       Percent of
                      Securities     Total Options
                      Underlying      Granted to       Exercise
                       Options       Employees in       Price       Expiration
                       Granted        Fiscal 2001      ($/Share)       Date
                       -------        -----------       -------        ----
Ali Al-Dahwi          4,722,500          30.6%           $0.03      01/18/06

Scott Munden            689,750           4.5%           $0.03      01/18/06

Kent Van Houten         750,000           4.9%           $0.03      01/18/06

Lin Meyer               425,000           2.8%           $0.03      01/18/06


Option Values

         The following table sets forth for each of the Named Executive Officers options exercised and the number and value of securities underlying unexercised options that are held by the Named Executive Officers as of October 31, 2001.


                         Shares                      Number of Securities           Value of Unexercised
                                                     --------------------           --------------------
                      Acquired on                   Underlying Unexercised      In-the-money Options at Year
                                                    ----------------------      ----------------------------
                        Exercise       Value          Options at Year End                 End ($)
                        --------                      -------------------                 ------
                                     Realized      Exercisable/Unexercisable      Exercisable/Unexercisable
                                     --------      -------------------------      -------------------------
Ali Al-Dahwi               0            $0            1,925,000/3,000,000                 $0/$0

Scott Munden               0            $0                1,000,000/0                     $0/$0

Kent Van Houten            0            $0              250,000/500,000                   $0/$0

Lin Meyer                  0            $0              333,333/166,667                   $0/$0


EMPLOYMENT AGREEMENT

    At this time, we do not have a long-term incentive plan. We do have an employment agreement with Mr. Al-Dahwi dated February 4, 1999. The terms of the contract generally provide for the following and reflect a 1-for-2 reverse stock split effected by us on June 4, 2001:

       . salary of $250,000, with a bonus of 1.5% of sales;

       . 500,000 options with each option being exercisable for 1 share of the Company's Class A Common Shares at $0.40 a share. 375,000 of the options vest over a three-year period and the remaining 125,000 vested at issuance;

       . a one-year renewable term, which renews on February 4, 2002; and

     . Mr. Al-Dahwi, in the event of termination of the agreement, is entitled to a severance payment of six months base salary payable semi-monthly over six months, and all options outstanding will vest.

          Director Compensation

          Directors currently do not receive any cash compensation, but are compensated in Telynx Class A common stock of 208,333 shares per quarter from Telynx, for their services as members of the Board of Directors, although members are reimbursed for actual and reasonable out of pocket expenses in connection with attendance at Board of Directors and Committee meetings.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as relating to the beneficial ownership of our common stock as of October 31, 2001 by:

         . each beneficial owner of more than 5% of our common stock; . each director of Telynx;
         . each of our named executive officers; and . all executive officers and directors as a group.

          Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Percentage of beneficial ownership is based on shares of our Class A common stock outstanding as of October 31, 2001. Shares of Class A common stock subject to options or warrants currently exercisable, or exercisable within 60 days after October 31, 2001, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

         All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated. Unless indicated, the business address of the beneficial owners is: c/o Telynx, Inc., 6006 North Mesa Street, Suite 600, El Paso, Texas 79912.

                                                             NUMBER OF SHARES OF CLASS         PERCENT OF SHARES OF
                                                                  A COMMON STOCK                  CLASS A COMMON
                                                                   BENEFICIALLY                        STOCK
                            NAME                                    OWNED/(1)/                  BENEFICIALLY OWNED
                            ----                                    ----------                  ------------------
         Trenton Development Ltd./(2)/                               47,748,143                          12.6%
         13 Avenue da Bude
         Geneva, Switzerland 1202

         Parsons Project Management and                              38,400,000                          10.2%
         Engineering Consultancy Group Ltd/(3)/
         13 Avenue da Bude
         Geneva, Switzerland 1202

         Laurus Master Fund, Ltd./(4)/                               92,729,091                          4.99%
         Regnall House, 18 Peal Road
         Douglas, Isle of Man
         1M1 4L2 United Kingdom

         The Keshet Fund/(5)/                                        30,961,781                          4.99%
         Regnall House, 18 Peal Road
         Douglas, Isle of Man
         1M1 4L2 United Kingdom

         Keshet L.P./(6)/                                            22,028,523                          4.99%
         Regnall House, 18 Peal Road
         Douglas, Isle of Man
         1M1 4L2 United Kingdom

         Esquire Trade & Finance, Inc./(7)/                          19,318,182                          4.99%
         Regnall House, 18 Peal Road
         Douglas, Isle of Man

         1M1 4L2 United Kingdom

         Lamya Al-Ali                                                10,080,000                            2.7%

         Ali Al-Dahwi/(8)/                                            5,047,795                            1.3%

         Dr. Ziad El-Dukair                                           2,560,000                              *

         Scott Munden/(9)/                                            1,062,869                              *

         Kent Van Houten/(10)/                                          427,417                              *

         Naglaa Marzouk/(11)/                                           674,167                              *

         Lin Meyer/(12)/                                                342,333                              *

         All directors and executive officers
         as a group (6 persons)                                      10,114,581                            2.7%

         ----------
*Less than 1%

     (1) The number of shares beneficially owned reflects a 1-for-2 reverse stock split effective as of June 4, 2001.
     (2) Represents shares held by Trenton Development Ltd. The following natural persons or entities may be deemed to beneficially own more than 5% of our Class A common stock because they exercise voting and/or dispositive powers for the shares held by Trenton Development
          Ltd: John J. Ryan, Jr. Mr. Ryan disclaims beneficial ownership of these shares, except to the extent of his/her pecuniary interest, if any.
     (3) Represents shares held by Parsons Project Management and Engineering Consultancy Group Ltd. The following natural persons or entities may be deemed to beneficially own more than 5% of our Class A common stock because they exercise voting and/or dispositive powers for the shares held by Parsons Project Management and Engineering Consultancy Group
          Ltd.: John J. Ryan, Jr. Mr. Ryan disclaims beneficial ownership of these shares, except to the extent of his/her pecuniary interest, if any.
     (4) Represents the aggregate number of shares held by Laurus Master Fund, Ltd. if Laurus Master Fund, Ltd. could convert all of its securities. However, Laurus Master Fund, Ltd. has contractually agreed to restrict its ability to convert or exercise its notes or warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, Laurus Capital Management, L.L.C. may be deemed a control person of the shares owned by Laurus Master Fund, Ltd. David Grin and Eugene Grin are the principals of Laurus Capital Management, L.L.C.
     (5) Represents the aggregate number of shares held by The Keshet Fund L.P. if The Keshet Fund L.P. could convert all of its securities. However, The Keshet Fund L.P. has contractually agreed to restrict its ability to convert or exercise its notes or warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. John Clarke may be deemed to beneficially control the securities held by The Keshet Fund L.P
     (6) Represents the aggregate number of shares held by Keshet L.P. if Keshet L.P. could convert all of its securities. However, Keshet L.P. has contractually agreed to restrict its ability to convert or exercise its notes or warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. John Clarke may be deemed to beneficially control the shares held by Keshet L.P
     (7) Represents the aggregate number of shares held by Esquire Trade & Finance Inc. if Esquire Trade & Finance Inc. could convert all of its securities. However, Esquire Trade & Finance Inc. has contractually agreed to restrict its ability to convert or exercise its notes or warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. Gisella Kindel may be deemed to beneficially control the shares held by Esquire Trade & Finance Inc.
     (8) Includes 1,925,000 shares issuable upon exercise of options that are exercisable within 60 days after October 31, 2001.
     (9) Includes 1,000,000 shares issuable upon exercise of options that are exercisable within 60 days after October 31, 2001.
     (10) Includes 250,000 shares issuable upon exercise of options that are exercisable within 60 days after October 31, 2001.
     (11) Includes 666,667 shares issuable upon exercise of options that are exercisable within 60 days after October 31, 2001.
     (12) Includes 333,333 shares issuable upon exercise of options that are exercisable within 60 days after October 31, 2001.

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

    On February 2, 1999, we entered into an agreement with Imperial Loan Management Corporation whereby we transferred all of the issued and outstanding stock of our discontinued healthcare subsidiaries to Imperial, an affiliate of our former Chairman and CEO, Harvey Wm. Glasser, M.D., who is overseeing the liquidation of the subsidiaries on behalf of Imperial. As part of the agreement, Imperial will use its best efforts to liquidate each of the subsidiaries, settling outstanding obligations and collecting all amounts due. We are entitled to receive one-half of proceeds received after payment of all expenses and notes payable. In connection with this transaction, we recorded a charge to write-off the remaining net assets from discontinued operations in fiscal year 1999. Effective January 4, 2001, Imperial collected approximately $641,000 on the receivables which was used to pay off and cancel all the outstanding Imperial loans and related interest.

    Under our agreement with Imperial, they are required to provide us with quarterly reports with respect to Imperial's progress in liquidating the assets that we transferred to them.

Item 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K.


(a)      Exhibits:

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

   3.1 Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1(Commission File No. 33-44197).

   3.2 Amended and Restated By-Laws of the Company, filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Commission File No.33-44197).

   3.3 Certificate of the Designations, Powers, Preferences, and Rights of the Series B Convertible Preferred Stock, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.

   3.4 Certificate of the Designations, Powers, Preferences, and Rights of the Series C Convertible Preferred Stock. Filed as Exhibit 3.4 on Form SB-2 on July 13, 2001.

   3.5 Certificate of Amendment of Certificate of Incorporation, dated November 28, 2000, filed as Exhibit 3.4 to the Company's Registration Statement on Form SB-2 on December 20, 2000.

   3.6 Certificate of Amendment of Certificate of Incorporation, dated June 4, 2001. Filed as Exhibit 3.6 on Form SB-2 on July 13, 2001.

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

   10.3 Agreement dated February 2, 1999 by and between Imperial Loan Management Corporation, Telynx, Inc. and Medbrook Home Health, Inc., filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.

   10.4 Form of Subscription Agreement, dated as of July 27, 2000, between the Company and the subscribers named therein, filed as Exhibit 10.1 to the Company's current report on Form 8-K dated July 27, 2000.

   10.5 Modification Agreement dated June 12, 2001 between Telynx, Inc. and the subscribers named therein, filed as Exhibit 10.5 on Form SB-2 on July 13, 2001.

     10.6 Addendum to Put Subscription Agreement, dated June 14, 2001, filed as
          Exhibit 10.6 on Form SB-2 on July 13, 2001.

     10.7 Letter Agreement dated October 4, 2001 between the Company and the subscribers under the Put Subscription Agreement, as amended, filed as
          Exhibit 10.7 on Form SB-2 Amendment No. 1 on October 5, 2001.

     21.1 Subsidiaries of the Company, as filed as Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.


     (b) Reports on Form 8-K:

         NONE

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

        TELYNX, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:

         Report of Independent Certified Public Accountants..............    F-2
         Consolidated Financial Statements:
                  Balance Sheet..........................................    F-3
                  Statements of Operations...............................    F-4
                  Statements of Stockholders' Deficit....................    F-5
                  Statements of Cash Flows...............................    F-7
                  Notes to Financial Statements..........................    F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of Telynx, Inc.

We have audited the accompanying consolidated balance sheet of Telynx, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended, the four months ended October 31, 2000 and for the year ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telynx, Inc. and subsidiaries as of October 31, 2001 and the consolidated results of their operations and their cash flows for the years ended June 30, 2000 and October 31, 2001 and for the four months ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $5,599,000 and $5,385,000 during the years ended October 31, 2001 and June 30, 2000, respectively, along with a net loss of $1,645,000 for the four months ended October 31, 2000. In addition, at October 31, 2001, the Company's current liabilities exceeded its current assets by $4,289,000. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
Dallas, Texas
January 25, 2002

                          TELYNX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                October 31, 2001

ASSETS
Current Assets
    Cash and cash equivalents .......................................      $    130,000
    Accounts receivable .............................................           467,000
    Deposits and prepaid expenses ...................................            51,000
                                                                           ------------
       Total Current Assets .........................................           648,000

Deferred financing cost, net ........................................           154,000

Property and equipment, net .........................................            34,000
                                                                           ------------
                                                                           $    836,000
                                                                           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

    Accounts payable and accrued liabilities ........................      $  3,897,000
    Accrued payroll .................................................           313,000
    Notes payable to stockholders ...................................           463,000
    Payable to investor .............................................           250,000
    Deferred revenue ................................................            14,000
                                                                           ------------
       Total current liabilities ....................................         4,937,000
                                                                           ------------

Convertible notes payable to investors ..............................           582,000
                                                                           ------------

Commitments and contingencies

Stockholders' deficit - restated (Note 3)
    Preferred stock, $.01 par value - 1,000,000 shares authorized;
     500 shares issued and outstanding ..............................                --
    Common stock, $.01 par value - 1,005,000,000 shares
     authorized; 200,165,277 shares issued and outstanding ..........         2,002,000

    Paid-in capital .................................................        31,966,000
    Accumulated deficit .............................................       (38,651,000)
                                                                           ------------
       Total stockholders' deficit ..................................        (4,683,000)
                                                                           ------------
       Total liabilities and stockholders' deficit ..................      $    836,000
                                                                           ============

           See accompanying notes to consolidated financial statements

                          TELYNX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       Four Months
                                                                     Year Ended           Ended            Year Ended
                                                                     October 31,        October 31,          June 30,
                                                                        2001               2000                2000
                                                                        ----               ----                ----
Net revenues.................................................    $    1,038,000      $      352,000       $      983,000
Cost of revenue .............................................           147,000             107,000              264,000
                                                                 --------------      --------------       --------------
       Gross profit .........................................           891,000             245,000              719,000
                                                                 --------------      --------------       --------------

Operating expenses
   Sales and marketing ......................................           893,000             387,000            1,121,000
   Services .................................................           565,000             181,000              421,000
   Research and development .................................           703,000             254,000              594,000
   Administrative and general expenses ......................         2,880,000           1,625,000            3,894,000
                                                                 --------------      --------------       --------------
        Total operating expenses ............................         5,041,000           2,447,000            6,030,000
                                                                 --------------      --------------       --------------

        Loss from operations ................................        (4,150,000)         (2,202,000)          (5,311,000)
                                                                 --------------      --------------       --------------

Other income (expense) ......................................
   Interest income ..........................................                --                  --               24,000
   Interest expense .........................................        (1,449,000)            (84,000)             (98,000)
                                                                 --------------      --------------       --------------
        Total other expense .................................        (1,449,000)            (84,000)             (74,000)
                                                                 ---------------     --------------       --------------
   Loss from continuing operations ..........................        (5,599,000)         (2,286,000)          (5,385,000)
                                                                 --------------      --------------       --------------

Discontinued operations
   Gain from disposal of discontinued operations ............                --             641,000                   --
                                                                 --------------      --------------       --------------

Net loss ....................................................    $   (5,599,000)     $   (1,645,000)      $   (5,385,000)
                                                                 ==============      ==============       ==============

Beneficial conversion on Series C preferred stock ...........    $     (173,000)     $           --       $           --
                                                                 ==============      ==============       ==============
Net loss applicable to common shareholders...................    $   (5,772,000)     $   (1,645,000)      $   (5,385,000)
                                                                 ==============      ==============       ==============
Basic and diluted net loss per common share-continued
operations (Note 3) .........................................    $        (0.05)     $        (0.10)      $        (0.76)

Basic and diluted net gain per common share-discontinued
operations (Note 3) .........................................                --                0.03                   --
                                                                 --------------      --------------       --------------
Basic and diluted net loss per common share .................    $        (0.05)     $        (0.07)      $        (0.76)
                                                                 ==============      ==============       ==============
Weighted average shares outstanding (Note 3) ................       106,244,726          22,502,458            7,095,483
                                                                 ==============      ==============       ==============


           See accompanying notes to consolidated financial statements

                          TELYNX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
     FOR THE YEAR ENDED JUNE 30, 2000 AND FOUR MONTHS ENDED OCTOBER 31, 2000
                                    (Note 3)

                                                                                                                          TOTAL
                                                                                         PAID-IN          ACCUM.          STOCK-
                                   PREFERRED STOCK               COMMON STOCK            CAPITAL         DEFICIT         HOLDERS
                                   ---------------               ------------            -------         -------
                                                                                                                         DEFICIT
                                 SHARES        AMOUNT        SHARES        AMOUNT                                        -------
                                 ------        ------        ------        ------
Balance, July 1,1999             51,073         $  1,000     1,916,206     $  19,000     $24,614,000   $(25,849,000)  $(1,215,000)
(Restated-Note 3)
Net Loss                             --               --            --            --              --     (5,385,000)   (5,385,000)

Issuance of Common Stock
including  4,271,000 shares
issued for proceeds
of $1,483,000                        --               --     6,136,969        62,000       3,188,000             --     3,250,000

Conversion of Preferred
Stock into Class A stock        (46,506)          (1,000)   11,626,500       116,000        (115,000)            --            --

Options Granted and Warrants
issued                               --               --            --            --         233,000             --       233,000
                             ----------        ---------    ----------  ------------   -------------   ------------   -----------
Balance June 30, 2000             4,567               --    19,679,675       197,000      27,920,000    (31,234,000)   (3,117,000)
                             ----------        ---------    ----------  ------------   -------------   ------------   -----------

Net Loss                             --               --            --            --              --     (1,645,000)   (1,645,000)

Warrants issued with
convertible debt                     --               --            --            --         373,000             --       373,000

Conversion of convertible
note to common stock                 --               --            --            --          99,000             --        99,000

Issuance of Common
Stock including 2,740,000
shares issued for proceeds
of $675,000                          --               --     4,172,052        42,000       1,006,000             --     1,048,000

Conversion of Preferred
Stock to Class A Stock           (4,067)              --     1,016,750        10,000         (10,000)            --            --
                             ----------        ---------    ----------  ------------   -------------   ------------   -----------

Balance, October 31, 2000           500        $      --    24,868,477  $    249,000   $  29,388,000   $(32,879,000)  $(3,242,000)
                             ==========        =========    ==========  ============   =============   ============   ===========


           See accompanying notes to consolidated financial statements

                          TELYNX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                       FOR THE YEAR ENDED OCTOBER 31, 2001
                                   (continued)

                                                                                                                          TOTAL
                                                                                         PAID-IN          ACCUM.          STOCK-
                                   PREFERRED STOCK               COMMON STOCK            CAPITAL         DEFICIT          HOLDER
                                   ---------------               ------------            -------         -------          DEFICIT
                                                                                                                          -------

                                  SHARES          AMT         SHARES         AMT
                                  ------          ---         ------         ---
Balance, November 1, 2000            500       $      --    24,868,477 $    249,000   $  29,388,000   $ (32,879,000)   $ (3,242,000)

Net Loss                              --              --            --           --              --      (5,599,000)     (5,599,000)

Beneficial conversion
expense on
convertible notes                     --              --            --           --       1,836,000              --       1,836,000

Exchange Common to
Series C Preferred
Stock                              1,260              --    (8,276,233)     (83,000)         83,000              --              --

Beneficial conversion
dividend on Series C
Preferred Stock                       --              --            --           --         173,000        (173,000)             --

Conversion of Series C
Preferred Stock to
Class A Common Stock              (1,260)             --   100,800,000    1,008,000      (1,008,000)             --              --



Conversion of debt and
interest into Class A
Common stock less deferred
finance costs of $184,000             --              --    69,006,940      690,000       1,394,000              --       2,084,000

Issuance of Common Stock,
including 2,900,000 shares
issued for proceeds of
$145,000                              --              --    13,766,093      138,000         100,000              --         238,000
                              ----------       ---------    ----------  -----------    ------------   -------------    ------------
Balance, October 31, 2001            500       $      --   200,165,277  $ 2,002,000    $ 31,966,000   $ (38,651,000)   $ (4,683,000)
                              ==========       =========   ===========  ===========    ============   =============    ============

           See accompanying notes to consolidated financial statements

                          TELYNX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Four Months
                                                                         Year Ended              Ended           Year Ended
                                                                         October 31,           October 31,         June 30,
                                                                            2001                  2000               2000
                                                                            ----                  ----               ----
Cash flows from operating activities:
  Net loss ..........................................................   $(5,599,000)         $(1,645,000)       $(5,385,000)
  Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization .................................       259,000               41,000             97,000
      Expenses and settlements paid with equity .....................        93,000              349,000          1,594,000
      Beneficial conversion costs of convertible debt
        and warrants ................................................     1,316,000               23,000                 --
      Gain from discontinued operations .............................            --             (641,000)                --
      Changes in assets and liabilities:
        Receivables .................................................       (69,000)            (237,000)            42,000
        Prepaid expenses ............................................        34,000              (60,000)            10,000
        Other assets ................................................       (44,000)                  --             12,000
        Accounts payable and accrued liabilities ....................     1,416,000              298,000            214,000
        Deferred revenue ............................................       (56,000)              55,000            (77,000)
                                                                        ------------         -----------        ------------
          Net cash used in operating activities .....................    (2,650,000)          (1,817,000)        (3,493,000)
                                                                        -----------          -----------        -----------

Cash flows from investing activities:
  Additions to property and equipment ...............................       (17,000)             (39,000)           (18,000)
                                                                        -----------          -----------        -----------
          Net cash used in investing activities .....................       (17,000)             (39,000)           (18,000)
                                                                        -----------          -----------        -----------

Cash flows from financing activities:
  Proceeds from issuance of convertible debt ........................     2,535,000              880,000                 --
  Proceeds from issuance of stock and warrants ......................       145,000              675,000          1,483,000
  Proceeds from exercise of stock options ...........................            --               24,000                 --
  Borrowings on debt ................................................        67,000                   --            407,000
  Other .............................................................         8,000               17,000                 --
                                                                        -----------          -----------        -----------
          Net cash provided by financing  activities ................     2,755,000            1,596,000          1,890,000
                                                                        -----------          -----------        -----------

Net increase (decrease) in cash and cash equivalents ................        88,000             (260,000)        (1,621,000)
Cash and cash equivalents, beginning of period ......................        42,000              302,000          1,923,000
                                                                        -----------          -----------        -----------
Cash and cash equivalents, end of period ............................   $   130,000          $    42,000        $   302,000
                                                                        ===========          ===========        ===========

Supplemental disclosure of cash flow information:
      Interest paid .................................................   $        --          $        --        $    17,000
      Income taxes paid .............................................   $        --          $        --        $        --

Supplemental disclosure of non-cash investing and
financing activities:
      Conversion of debt into common stock ..........................   $ 2,084,000          $    99,000        $   178,000
      Conversion of accruals into common stock ......................            --                   --            228,000
      Conversion of preferred stock into common stock ...............     1,008,000                   --            116,000
      Conversion of common stock into preferred stock ...............        83,000                   --                 --
      Warrants issued on convertible debt ...........................            --              373,000                 --
     Discount of beneficial conversion on debt ......................     1,836,000                   --                 --
     Discount of beneficial conversion on preferred stock ...........       173,000                   --                 --
     Payment of Imperial Loan debt ..................................       678,000                   --                 --


           See accompanying notes to consolidated financial statements

                          TELYNX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS

     Telynx, Inc. ("Telynx" or the "Company"), formerly Meadowbrook Rehabilitation Group, Inc. and Cambio, Inc. acquired Cambio Networks, Inc. ("Networks") on September 14, 1998. The Company currently provides professional services and supplies software products for operations support systems of telecommunications networks. The Company's primary product is branded Telynx and is the main flagship product of the Company. The Company's corporate headquarters is in El Paso, Texas. The Company's accounting, finance, and research and development functions are located in El Paso, Texas. The Company also has sales executives located in the United Kingdom and Egypt.

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

     On February 2, 1999, the Company transferred all of the issued and outstanding stock of the discontinued healthcare subsidiaries (the "Subsidiaries") to Imperial Loan Management Corporation ("Imperial"). The Company received no proceeds from the transfer. Prior to the transfer, Imperial loaned $900,000 to the Subsidiaries and Telynx, represented by a 10% note payable due February 1, 2000. There is a subsequent agreement allowing for interest to remain accruing along with a monthly collection fee payable to Imperial. Imperial agreed to use its best efforts to liquidate each of the Subsidiaries, settle outstanding obligations and collect all amounts receivable. Upon liquidation of the Subsidiaries and settlement of the outstanding indebtedness, Telynx is entitled to receive one-half of the proceeds remaining after payment of Imperial's expenses. The Company had received information from Imperial that $641,000 was collected on the liquidation of the subsidiaries effective January 4, 2001. The Company therefore changed its estimate of net asset value on the receivables to $641,000. For the four months ended October 31, 2000, the Company recorded a credit by decreasing the valuation allowance against the assets with an offsetting $641,000 gain from disposal of discontinued operations on the income statement. The Company considers the realization of the remaining assets to be unlikely and the assets have been fully reserved. All other material obligations of the Subsidiaries have been settled, including the Imperial loans which were paid off effective January 4, 2001.

Results of discontinued operations are as follows:

                                                                                        Four Months
                                                                          Year Ended       Ended      Year Ended
                                                                          October 31,   October 31,    June 30,
                                                                             2001          2000          2000
                                                                             ----          ----          ----
   Net revenues .........................................................   $   --       $     --       $   --
   Net expenses .........................................................       --             --
                                                                            ------       --------       ------
   Net income/(loss) from operations of discontinued businesses .........   $   --       $     --       $   --
                                                                            ======       ========       ======

   Net income on disposal of discontinued businesses ....................   $   --       $641,000       $   --
                                                                            ======       ========       ======

NOTE 2 - GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred net losses of $5,599,000 and $5,385,000 during the years ended October 31, 2001 and June 30, 2000, and the Company incurred net losses of $1,645,000 during the four months ended October 31, 2000. As of October 31, 2001, the Company's current liabilities exceeded its current assets by $4,289,000. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments for the outcome of this uncertainty.

     The Company is late on filings and payments of certain payroll taxes and related interest of approximately $300,000. Management has met with the Internal Revenue Service and has discussed and established a plan to correct the deficiency and stay current.

     The Company's management strategy toward profitability has three primary points.

     The Company has made significant cost cuts in the operation since March of 2001. The second half of fiscal year 2001 showed an average 30% decrease in costs over comparable periods in the previous year. An additional 20% cost cut was implemented in December 2001 and will be maintained until such time as the business warrants operational cost increases due to business demand.

     While reducing costs in the second half of fiscal 2001 and into the first quarter of fiscal 2002, the Company generated $271,000 in revenue in the quarter ending July 31, 2001 and $482,000 in revenue in the quarter ending October 31, 2001. Having produced $285,000 in revenue in the first and second quarters of fiscal 2001, the Company showed gains, a 164% increase in the second half of the fiscal year 2001 over the first half of fiscal year 2001.

     In January 2002, the Company has $460,000 in trade receivables. In addition, in December 2001, the Company was awarded a second contract in the amount of $1.33 million with Saudi Telecom Company. This single contract exceeds revenue from the entire previous fiscal year by 28% and provides a good backlog going into 2002. In addition, the Company is continuing to actively pursue additional contracts and is currently in negotiations with respect to several further work assignments. Improved performance in the last two quarters combined with new business and the working potential for additional new business have kept existing ties to funding sources open and active. Management will continue to actively pursue and attempt to maintain funding relationships and will use supplemental funding, if available, toward business development and liability management.

     Management believes that the Company will generate a positive cash flow of approximately $36,000 a month over the next five months from February 2002 to June 2002 based on collection of current receivables on the books and contractual timed collections of current backlog from purchase orders received. Additionally, the Company currently has outstanding proposals for new work with total potential billings of approximately $1,500,000. No assurances can be given that the Company will be awarded any new work related to these proposals.

     Management's strategy of reducing costs, continued increases in revenue performance, and maintenance of funding relationships is designed to produce operating profit before the end of fiscal 2002. However, no assurances can be given that they will be successful.

     As discussed in Note 5, in July 2000 the Company entered into a Subscription Agreement (the "Subscription Agreement") whereby the Company offered for sale up to $17,000,000 principal amount of 6% convertible notes (the "Notes") and issuance of common stock purchase warrants, as defined in the Subscription Agreement. Through October 31, 2001, the Company sold $3,150,000 in Notes with proceeds, net of fees, of $2,835,000. Between November 1, 2001 and January 31, 2002, the Company sold $214,500 in notes with proceeds, net of fees, of $193,050.

     In order to comply with recent Securities Exchange Commission regulations, the equity line has been terminated and no further investments will be made in the Company under the equity line. Certain of the subscribers under the former equity line may provide future financings needed by the Company. As yet, there is not an agreement on the nature and magnitude of the commitments nor when we expect that financing to close. Discussions between the parties are continuing. For the foreseeable future, the Company intends to cover its operating needs with its current cash flow generated through sales of Company products and services and cost reduction measures.

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES

     A summary of the Company's significant accounting policies applied in the preparation of the accompanying financial statements follows.

REVERSE STOCK SPLIT

     Effective June 4, 2001, our shareholders voted in a special meeting to amend the articles of incorporation to effect a 1-for-2 reverse stock split, and this split is reflected retroactively to the first period presented in the financial statements. Also, during that meeting, authorized shares were increased to 1,000,000,000 for Class A common stock.

REVENUE RECOGNITION

     Revenue is recognized when earned in accordance with American Institute of Certified Public Accountants Statements of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, giving proper attention to facts such as persuasive evidence of an arrangement by a signed contract or purchase order from the customer, delivery has occurred, fee is fixed and determinable, and collectibility is probable. Revenue from products licensed to customers directly and distributed by resellers of telecommunications software is recorded when the software has been delivered to the customer or end user. Maintenance revenue is recognized ratably over the maintenance contract period. Revenue from professional services are recorded monthly when the services are performed and invoiced. All software revenues relate to products directly licensed to customers. Currently the Company does not have revenues for products not directly licensed to the customer. As some of the Company's sales contract or arrangement includes multiple elements including software, maintenance, implementation and training, revenue is determined using separate element value based on vendor specific objective evidence of fair value. The Company's software product can stand alone as a separate product. The Company sells its software licenses to some of its customers exclusive of installation, maintenance and training. The Company's maintenance contracts have options for annual renewals. The Company makes provision for bad debts and sales returns during the accounting period when the Company realizes it is probable that the receivable may not be collected or that a return is likely. Based on operating history, returns are infrequent and currently estimated at zero.

CONSOLIDATION

    The consolidated financial statements include the accounts of Telynx and Networks. All significant intercompany accounts and transactions have been eliminated.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of cash and cash equivalents, accounts receivables and accounts payables approximates carrying value due to the short maturity of such instruments. The fair value of debt with related parties and investors is not readily determinable due to the terms of the debt and no comparable market for such debt.

USE OF ESTIMATES

    In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

LOSS PER SHARE

    Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares, consisting of options of 15,047,500, 1,617,500 and 1,339,500 and warrants of 4,392,500, 147,500 and
772,500, have not been included in
computing diluted EPS for the fiscal years ending October 31, 2001 and June 30, 2000 and for the four months ending October 31, 2000, respectively, as their effects are antidilutive. The per share information in the financial statements give retroactive effect, to the earliest period presented, to the June 4, 2001 reverse stock split.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable. Cash equivalents are maintained with high quality institutions and are regularly monitored by management. The Company extends credit to its customers, most of whom are large, established companies. Credit risk is mitigated by performing ongoing credit evaluations of its customers' financial condition. The Company generally does not require collateral. The Company provides an allowance for expected uncollectible amounts and actual amounts not collected have been within management's expectations. Management believes no allowance is currently necessary at October 31, 2001.

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

SEGMENT REPORTING

    The Company currently has one operating segment based on the markets in which the Company operates and the information used to manage the business. Identifiable assets held outside the United States are not material. Revenues attributable to customers outside the United States, amounted to $607,000 and $68,000, primarily in Egypt and Italy, respectively, for the twelve months ended October 31, 2001; $65,000 and $36,000, primarily in Egypt and Malaysia, respectively, for the four months ended October 31, 2000; and $665,000 and $147,000, primarily in Egypt and Malaysia, respectively, for the twelve months ended June 30, 2000.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 141 and 142 to affect the results of past transactions. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future.

    The Financial Accounting Standards Board has issued SFAS 143, "Accounting for Asset Retirement Obligations", and SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Legal obligations are obligations that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract. This statement amends SFAS 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". SFAS 144 develops one accounting model based on the framework established in SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and to address significant implementation issues. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB 30, "Reporting Results of Operations - Discontinued Events and Extraordinary Items". Management has not fully reviewed the impact, although Management believes these two statements will not have a material effect on the Company's results of operations or its financial position.

RECLASSIFICATIONS, CHANGE IN YEAR-END AND RESTATEMENT

    Certain items in fiscal 2000 and the four months ended October 31, 2000 have been reclassified to conform to the fiscal 2001 presentation. These reclassifications have no effect on the Company's financial position or results of operations.

    The Company made a restatement to its 1999 financial statements to record a beneficial conversion for the sale of Series B preferred stock. The adjustment is reflected as a charge to retained deficit as a dividend of $1,277,000 with a corresponding credit to paid in capital of $1,277,000. Therefore, the balances at July 1, 1999 have been restated for the related impact.

    On November 21, 2000, the Company determined to change its fiscal year-end from June 30 to October 31. Accordingly, a transition period is reported for the four months ending October 31, 2000.

    Following is a comparison of the results of operations for the four months ended October 31, 2000 to the four months ended October 31, 1999:

                                                                Four Months Ended
                                                                   October 31,
                                                          ---------------------------
                                                             2000             1999
                                                             ----             ----
                                                                           (unaudited)
      Net revenue ....................................    $   352,000     $   272,000
      Cost and expenses ..............................      2,554,000       1,843,000
                                                          -----------     -----------

      Operating loss .................................     (2,202,000)     (1,571,000)
      Other expense ..................................        (84,000)        (23,000)
                                                          -----------     -----------

      Loss from continuing operations ................     (2,286,000)     (1,594,000)
      Gain from discontinued operations ..............        641,000              --
                                                          -----------     -----------

      Net loss .......................................    $(1,645,000)    $(1,594,000)
                                                          ===========     ===========
      Basic and diluted net loss per common share ....          (0.07)          (0.80)
                                                          ===========     ===========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                          October 31,
                                                              2001
                                                              ----
      Office and computer equipment                       $   335,000
      Leasehold improvements                                   34,000
                                                          -----------
                                                              369,000
      Less accumulated depreciation and amortization         (335,000)
                                                          -----------
                                                          $    34,000
                                                          ===========

NOTE 5 - NOTES PAYABLE

    Notes payable to stockholders are as follows:

                                                                October 31,
      Notes Payable to Stockholders                                2001
                                                                   ----
       7% convertible secured promissory notes - payable on
       demand and secured by first position on all assets

         of the Company........................................    $  151,000

         8% unsecured promissory notes payable upon demand.....       312,000
                                                                   ----------

         Notes payable to stockholders.........................    $  463,000
                                                                   ==========

Convertible Notes
-----------------

     In July 2000, the Company entered into a Subscription Agreement, whereby up to $17,000,000 principal amount of 6% convertible notes were offered for sale, as well as associated stock purchase warrants (the "Warrants"). The notes have various maturities from August 31, 2002 to July 18, 2004. The notes are subject to certain performance covenants and registration rights, as defined in the Subscription Agreement. The notes are convertible into the Company's Class A common stock on a conversion price that is the lower of (1) 85% of the average of the three lowest closing prices for the Company's common stock quoted on principal market for the last 30 trading days but not including the issue date of the note or (2) 78% of the average of the three lowest closing prices for the Company's common stock quoted on the principal market for the last 90 trading days prior to but not including the conversion date. Through October 31, 2001, $3,150,000 has been funded pursuant to this agreement. Through October 31, 2001, $1,700,000 of principal and accrued interest has been converted to common stock. The Notes convert at the option of the holder and are subject to certain mandatory and optional redemption, as defined. The Warrants grant certain put provisions to the holder, as defined in the Subscription Agreement. The Warrants are valued at $373,000 using the Black-Scholes valuation model. The agreement has been terminated and no further investments will be made to the Company under this line.

                                                                                      Year Ended
                                                                                      ----------
                                                                             October 31,       October 31,
                     Convertible Notes Payable to Investors                      2001             2000
                     --------------------------------------                      ----             ----
    Gross proceeds ......................................................... $ 2,150,000       $ 1,000,000

    Conversion of debt to common stock .....................................  (1,700,000)               --
    Value of attached warrants based on Black-Scholes model ................          --          (373,000)
    Amortization of warrants ...............................................     350,000            23,000
    Beneficial conversion feature ..........................................  (1,836,000)               --
    Discount amortized to interest expense .................................      45,000                --
    Charge through to interest expense .....................................     923,000                --
    Balance at beginning of period .........................................     650,000                --
                                                                             -----------       -----------

    Total convertible notes payable to investors ........................... $   582,000       $   650,000
                                                                             ===========       ===========

    Consistent with Financial Accounting Standard Board Emerging Issues Task Force Issue 98-5 and 00-27 on convertible instruments, the Company recorded a discount against notes based on a beneficial conversion feature relative to a fixed percentage conversion price of 78%, versus an alternative 80% which was not as beneficial to the investor, based on a range of stock prices at date of issuance. After consideration of the value of warrants attached, this discount is calculated by dividing the fair value at date of issuance divided by the conversion price applicable on the issue date giving the number of shares available at that period of time. This number of shares at note issuance is multiplied by the difference of stock price at issuance less the exercise price to derive the discount value to be booked. The Company records discounts as charges against Notes Payable and credits to Additional Paid In Capital, after considering allocations to warrants, for both the value of the warrants and the beneficial conversion feature of the notes. The discounts are amortized against interest expense using the effective interest method over the term of the note. Unamortized portions of the discounts are charged against interest expense as the notes are converted. The beneficial conversion feature of the first $1,000,000 in convertible notes was measured at the agreement date, but not recorded until December 2000 due to the contingent nature of the conversion. The contingency was resolved in December 2000.

Investor Notes
--------------

    On January 19, 2001, the Company issued $350,000 in principal amount of convertible notes bearing interest at 8% which were converted into 8,000,000 shares of the Company's common stock at the holder's option during 2001. Also, during 2001, the Company received advances from the same subscriber of $250,000 which is convertible into approximately 5,714,000 shares of the Company's common stock.

    The following is a roll-forward of the payable to investors:

                                                               Year Ending
                                                               -----------
                                                               October 31,
                                                                   2001
                                                                   ----
        Issuance of 8% convertible note January 2001           $   350,000
        Cash advances received from subscriber                     250,000
        Conversion of 8% convertible notes                        (350,000)
                                                               -----------
        Payable to investors                                   $   250,000
                                                               ===========

Interest Expense
----------------

    The Company has incurred interest expense of $1,449,000 and $98,000 for the fiscal years ending October 31, 2001 and June 30, 2000, respectively, and $84,000 for the four month period ending October 31, 2000.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases its office and service facilities and certain equipment under noncancellable and month-to-month operating lease agreements, which expire at various dates through 2005. Future minimum lease payments under these agreements for the fiscal years ending October 31, are as follows:

                                         2002       $141,000
                                         2003        104,000
                                         2004        104,000
                                         2005         70,000
                                                    --------
                                                    $419,000
                                                    ========

    Rent expense for the fiscal year ended October 31, 2001 was $279,000 and $309,000 for the fiscal year ended June 30, 2000. Rent expense for the four months ended October 31, 2000 was $89,000.

CONTINGENCIES

    The Company is subject to Value Added Tax in the United Kingdom resulting from the acquisition of Networks and is currently in the process of finalizing the tax liability for all years since 1995. Management has not accrued any liability in connection with this tax and believes any liability the Company may owe will not be material to the financial statements.

    The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management has various accruals of approximately $555,000 to provide for loss contingencies related to these claims and lawsuits. Management, after consultation with outside legal counsel, does not believe that the outcome of these actions would have any additional material impact on the financial statements of the Company.

    The Company is late on filings and payments of certain payroll taxes and related interest of approximately $300,000. Management has met with the Internal Revenue Service and has discussed and established a plan to correct the deficiency and stay current.

NOTE 7 - EMPLOYEE BENEFIT PLANS

    The Company has a defined contribution savings plan (401(k)) covering substantially all employees who have completed three months of service. At the discretion of the Board of Directors, the Company can match 50% of employee contributions up to a total contribution of 3% of each employee's annual salary. There were no employer contributions during the twelve months ended October 31, 2001 and June 30, 2000 or during the four months ended October 31, 2000.

NOTE 8 - STOCKHOLDERS' EQUITY

COMMON STOCK

    In July 2000, the Company increased its authorized Class A common shares from 50,000,000 shares to 200,000,000 shares. Effective June 4, 2001, the Company has authorized 1,000,000,000 shares of Class A and 5,000,000 shares of Class B Common Stock. During 1999, all shares of Class B Common Stock were converted into Class A Common Stock.

    On February 1, 2000, the Company consummated a private placement of common stock pursuant to which the Company issued 333,333 shares of common stock at $0.30 a share for an aggregate consideration of $100,000. Since February 2000 warrant holders have exercised all of their warrants pursuant to which the Company issued 999,999 shares of common stock at $0.30 a share for an aggregate consideration of $300,000. In April 2000, the Company consummated a private placement of common stock pursuant to which the Company issued 400,000 shares of common stock at $0.50 a share for an aggregate consideration of $200,000. In May 2000, the Company consummated a private placement of common stock pursuant to which it issued 1,390,000 shares of common stock at $.50 a share for an aggregate consideration of $695,000. Also during the fiscal year ended June 30, 2000, the Company sold 1,147,718 shares of stock at approximately $0.16 for an aggregate consideration of $188,000. The Company also received $233,000 for the purchase of warrants and options of the Company's Class A common stock.

    The Company issued 1,167,000 shares of stock for outside professional services and employee expenses incurred at various dates during the year ended June 30, 2000. The shares were issued at a weighted average grant-date fair value of $1.16 for a total of approximately $1,361,000 charged against income for the 12-month period ending June 30, 2000. The fair value used for each issue is the daily market closing price of our publicly traded stock on the Over-The-Counter Bulletin Board Market.

    During the year ending June 30, 2000, the Company issued 699,000 shares of stock for settlement of notes and accounts payable. The shares were issued at a weighted average grant-date fair value of $0.58 for a total of approximately $406,000. The fair value used for each issue is the daily market closing price of our publicly traded stock on the Over-The-Counter Bulletin Board Market.

    During the four months ended October 31, 2000, the Company consummated various private placements of Class A common stock pursuant to which the Company issued 2,740,000 shares for an aggregate consideration of $675,000.

    During the four months ended October 31, 2000, the Company entered into various agreements for consulting services to third parties and compensation expense to Company employees paid for by the Company's Class A common stock. Total shares issued for these services were 679,000 shares of the Company's Class A common stock for a total consideration of $349,000. One employee purchased 59,000 shares of stock through the exercise of vested options purchased at $0.40 per share for consideration of $24,000. The Company also issued 694,000 shares of the Company's Class A stock as cost of capital.

    During the year ended October 31, 2001, the Company consummated various private placements of Class A common stock pursuant to which the Company issued 2,900,000 shares for an aggregate consideration of $145,000.

    During the year ended October 31, 2001, the Company entered into various agreements for consulting services to third parties and compensation expense to Company employees paid for by the Company's Class A common stock. Total shares issued for these services were 5,691,000 for an aggregate consideration of $291,000. The Company also issued 5,273,000 shares of the Company's Class A common stock as cost of capital.

SALE OF PREFERRED STOCK

    During 1999, the Company's Board of Directors approved the issuance of up to 62,500 shares of a newly created Convertible Preferred Stock designated as Series B (the "Preferred Stock") for $100 per share. Each share of Preferred Stock is convertible into 250 shares of the Company's Class A Common Stock and is entitled to receive dividends in an amount equal to the equivalent per share dividend declared on the Class A Common Stock when and as declared by the Board of Directors.

    In all, 51,073 shares of Series B preferred stock have been issued from February 3, 1999 to May 18, 1999 for the conversion of $1,407,300 in debt and $3,700,000 for cash.

    During the year ended June 30, 2000, certain preferred shareholders elected to convert 46,506 shares of Series B Preferred Stock into 11,626,500 shares of Class A Common Stock.

    Also during the four months ended October 31, 2000, Series B preferred stockholders presented 4,067 shares of Series B preferred stock for conversion into 1,016,750 shares of Class A common stock.

    On March 6, 2001, the Company's Board of Directors approved the issuance of up to 100,000 shares of a newly created Series C convertible preferred stock (the "Preferred C Stock") at $0.01 par value, issue price of $3,500.00 per share. Each share of Preferred C Stock is convertible into 80,000 shares of our Class A common stock. In May 2001, the Company issued a total of 1,260 shares of Preferred C Stock to a group of investors in exchange for the Company's Class A common stock. In June 2001, 1,260 shares of Preferred C Stock were converted to shares of the Company's Class A common.

CONVERSION OF DEBT TO EQUITY

    During the year ended June 30, 2000, the Company converted notes payable of $178,000 into 395,000 shares of the Company's Class A Common Stock. Also during the year ended June 30, 2000, the Company converted trade payables and other liabilities of $228,000 into 304,000 shares of the Company's Class A Common Stock. All of the debt was converted based on the then current fair market value of our Class A common stock on the date of issue.

    During the year ended October 31, 2001, certain shareholders converted convertible debt and interest of approximately $2,084,000 into 69,007,000 shares of the Company's Class A common stock at a weighted average share price of $0.03.

STOCK PLAN

    The Company has in place the 1994 Stock Incentive Plan which has 511,250 shares available for grant. No options are outstanding from this plan. Nonqualified stock options granted to employees in 2000 and 1999 outside the 1994 plan generally vest within three years and terminate ten years from the date of grant.

         Employee stock option activity is summarized as follows:

                                                                       WEIGHTED
                                                                        AVERAGE
                                                                       EXERCISE
                                                                         PRICE
                                                             SHARES    PER SHARE
                                                             ------    ---------
                      Balance at June 30, 1999             1,283,500    $ 0.40
                           Granted ....................    1,842,000      0.40
                           Exercised ..................     (864,000)     0.40
                           Cancelled ..................     (644,000)     0.40
                                                           ---------    ------

                      Balance at June 30, 2000             1,617,500    $ 0.40
                           Granted ....................           --      0.40
                           Exercised ..................      (59,000)     0.40
                           Cancelled ..................     (219,000)     0.40
                                                           ---------    ------

                      Balance at October 31, 2000          1,339,500    $ 0.40
                           Granted ....................   15,407,000      0.03
                           Exercised ..................           --      0.03
                           Cancelled ..................   (1,699,000)     0.03
                                                          ----------    ------

                      Balance at October 31, 2001         15,047,500    $ 0.03
                                                          ==========    ======

    The following table summarizes information about stock options outstanding as of October 31, 2001:

                                       WEIGHTED      WEIGHTED
                                        AVERAGE       AVERAGE
           EXERCISE       NUMBER       EXERCISE      REMAINING          NUMBER
             PRICE     OUTSTANDING       PRICE      LIFE (YEARS)     EXERCISABLE
             -----     -----------       -----      ------------     -----------
             $0.03      15,047,500       $0.08           5            4,852,000


    The following table depicts the Company's pro forma results had compensation expense for employee stock options been determined based on the fair value at the grant dates as prescribed in SFAS No. 123:

                                                      Year Ended      4 Months Ended      Year Ended
                                                      October 31,       October 31,        June 30,
                                                         2001              2000              2000
                                                         ----              ----              ----
     Net loss applicable to common shareholders
      As reported ................................   $(5,772,000)       $(1,645,000)      $(5,385,000)
      Pro forma ..................................    (6,052,000)        (1,645,000)       (5,594,000)

     Basic and diluted net loss per share
      As reported ................................   $     (0.05)       $     (0.07)      $     (0.76)
      Pro forma ..................................         (0.06)             (0.07)            (0.78)

    The fair value of each option grant was determined using the Black-Scholes model. The weighted average fair value of options granted to employees was $0.02 and $0.48 in 2001 and 2000, respectively. During the four months ended October 31, 2000, there were no options granted. The following weighted average assumptions were used to perform the calculations: expected life of 5 years; interest rate of 5.5%; volatility of 247% in 2001 and 205% in 2000. The pro forma disclosures above may not be representative of pro forma effects on reported financial results for future years.

    During the year ended June 30, 2000, the Company issued 125,000 shares of Class A Common Stock to an employee of the Company. Compensation expense of $90,000 has been recognized in connection with this issuance.

WARRANTS/OPTIONS

    On May 3, 1999, the Company sold 19,500 shares of preferred stock and issued 628,000 warrants to purchase 628,000 shares of Class A common stock of the Company at $0.40 per share for an average value of $251,200. The warrants were issued as a fee for the sale of the preferred stock. Each warrant was valued at $0.40, which was the cost of the stock issued in the offering. The warrants expire May 6, 2004. During 2000, the holders of these warrants exercised 542,500 warrants under a cashless exercise feature of the grant. At October 31, 2001, 85,500 warrants remain outstanding.

    During February 2000, the Company issued 1,000,000 warrants to purchase Class A Common Stock in connection with the sale of 333,500 shares of Class A Common Stock. These warrants are exercisable into 1,000,000 shares of the Class A Common Stock at $0.30 per share for an average value of $300,000. Of these warrants 250,000 were issued as a fee for the sale of the common stock. Each warrant was valued at $0.30 which was the cost of the stock issued in the offering. The warrants were valued at $185,000. The warrants were exercised during 2000.

    From July 2000 to September 2001, the Company issued 4,245,000 warrants to purchase shares of Class A common stock of the Company. The warrants were issued as a fee for the sale of convertible notes payable. The exercise price is the lowest closing price of the Company's common stock for the prior 10 days trading before issuance. The warrants are valued at $373,000. The warrants expire in various stages by September 18, 2006.

    There are a total of 4,392,500 warrants outstanding at October 31, 2001 at an exercisable weighted average price of $0.11 per share.

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

NOTE 9 - INCOME TAXES

    No provision for taxes was made in the years ended October 31, 2001 or June 30, 2000 or the four months ended October 31, 2000 due to the losses in each period. The Company increased the valuation allowance on net deferred tax assets by $1,850,000 and $1,073,000 in fiscal years 2001 and 2000, respectively, and $559,000 for the four months ended October 31, 2000.

    The primary differences between the statutory federal tax rate and the effective rate are the change in the valuation allowance provided against deferred tax assets and a change in the effective tax rate of the Company as a result of the discontinuation of rehabilitation operations and the acquisition of Networks. The Company has $30,484,000 of net operating loss carryforwards for federal purposes and associated state net operating loss carryforwards, which expire at various dates through 2020. Current federal and state tax law includes certain provisions limiting the annual use of net operating loss carryforwards in the event of certain defined changes in stock ownership. The annual use of the Company's net operating loss carryforwards are limited according to these provisions.

    Deferred income taxes are comprised of the following:

                                                           October 31,
                                                              2001
                                                              ----

                 Accruals not currently deductible       $     201,000
                 Tax loss carry forwards                    14,150,000
                                                         -------------
                 Total deferred income tax assets           14,351,000
                 Less valuation allowance                  (14,351,000)
                                                         -------------
                 Net deferred income tax assets          $          --
                                                         =============

NOTE 10 - MAJOR CUSTOMERS

    For the twelve months ended October 31, 2001, the Company had sales in excess of 10% to two customers amounting to $607,000 and $128,000. The customers accounted for 58% and 12% of net revenues, respectively.

    For the four months ended October 31, 2000, the Company had sales in excess of 10% to three customers amounting to $220,000, $65,000 and $36,000. The customers accounted for 63%, 18% and 10% of net revenues, respectively.

    For the twelve months ended June 30, 2000, the Company had sales in excess of 10% to two customers amounting to $665,000 and $147,000. The customers accounted for 68% and 15% of net revenues, respectively.

                                   SIGNATURES

         Pursuant to the requirements of section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Paso, on February 13, 2002.

                                   TELYNX, INC.


                                   By: /s/ Ali Al-Dahwi
                                      -----------------------------
                                      Ali Al-Dahwi
                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature              Title                                    Date
---------              -----                                    ----

/s/ Ali Al-Dahwi       Chief Executive Officer and             February 13, 2002
---------------------- Director (principal executive officer)
Ali Al-Dahwi

/s/ Scott A. Munden    President, Chief Operating Officer      February 13, 2002
---------------------- and Director
Scott A. Munden

/s/ Dr. Ziad El-Dukair Executive Vice President and Director   February 13, 2002
----------------------
Dr. Ziad El-Dukair

/s/ Kent J. Van Houten Chief Financial Officer (principal      February 13, 2002
---------------------- financial and accounting officer)
Kent J. Van Houten