Form 10QSB
period 2002-01-31
TELYNX INC
filed 2002-03-25
CIK 852164

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended January 31, 2002

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

As of March 1, 2002, 208,765,000 shares of Class A Common Stock, no shares of Class B Common Stock, and no shares of Series B Convertible Preferred Stock were outstanding.

                                  TELYNX, INC.

                                   Form 10-QSB

                                      INDEX

                                                                                               Page
                                                                                              Number
                                                                                              ------
Part I    Financial Information

          Item 1                 Financial Statements

                                 Condensed  Consolidated  Balance  Sheets as of  January
                                 31, 2002 (unaudited) and October 31, 2001 (audited)            3

                                 Condensed Consolidated Statements of Operations for
                                 the  three  months  ended  January  31,  2002  and 2001
                                 (unaudited)                                                    4

                                 Condensed Consolidated Statements of Cash Flows for
                                 the  three  months  ended  January  31,  2002  and 2001
                                 (unaudited)                                                    5

                                 Notes to Consolidated Financial Statements                     6


          Item 2                 Management's   Discussion  and  Analysis  of  Financial
                                 Condition and Results of Operations                            8

Part II   Other Information                                                                    10

          Item 1                 Legal Proceedings                                             10
          Item 2                 Changes in Securities                                         10
          Item 3                 Defaults upon Senior Securities                               10
          Item 4                 Submission of Matters to a Vote of Security Holders           10
          Item 5                 Other Information                                             10
          Item 6                 Exhibits and Reports on Form 8-K                              10


Signature                                                                                      11

                                  TELYNX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                January 31       October 31
                                                                   2002             2001
                                                               ------------     ------------
                                                                (Unaudited)      (Audited)
ASSETS
Current assets:

 Cash and cash equivalents                                     $      1,000     $    130,000
 Accounts receivable                                                781,000          467,000
 Prepaids and deposits                                               67,000           51,000
                                                               ------------     ------------

    Total current assets                                            849,000          648,000

Deferred finance cost, net                                          156,000          154,000
Property and equipment, net                                          30,000           34,000
                                                               ------------     ------------
     Total assets                                              $  1,035,000     $    836,000
                                                               ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

 Accounts payable and accrued liabilities                      $  4,167,000     $  3,897,000
 Accrued payroll                                                    375,000          313,000
 Notes payable to stockholders                                      463,000          463,000
 Payable to investor                                                250,000          250,000
 Current convertible notes payable to investors                      20,000                0
 Deferred revenue                                                         0           14,000
                                                               ------------     ------------

 Total current liabilities                                        5,275,000        4,937,000

Convertible notes payable to investors                              646,000          582,000
 Stockholders' deficit:
 Preferred stock, $0.01 par value - no shares issued
   and outstanding at January 31, 2002; 500 shares
   issued and outstanding at October 31, 2001                            --               --
 Common stock, $0.01 par value - 1,005,000,000
   authorized; 208,764,105 shares issued and
   outstanding at January 31, 2002; 200,165,277
   shares issued and outstanding at October 31, 2001              2,088,000        2,002,000

Paid in capital                                                  32,126,000       31,966,000

Accumulated deficit                                             (39,100,000)     (38,651,000)
                                                               ------------     ------------

      Total stockholders' deficit                                (4,886,000)      (4,683,000)
                                                               ------------     ------------
      Total liabilities and stockholders' deficit              $  1,035,000     $    836,000
                                                               ============     ============

      See Notes to Condensed Consolidated Financial Statements (unaudited).

                                  TELYNX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Three Months Ended
                                                            January 31
                                                   ---------------------------
                                                       2002           2001
                                                   ------------    -----------
Revenue                                            $    479,000    $    80,000

Cost of revenue                                          95,000             --
                                                   ------------    -----------

   Gross profit                                         384,000         80,000

Operating expenses:
  Sales and marketing                                    63,000        442,000
  Services                                               59,000        184,000
  Research and development                               56,000        230,000
  General and administrative                            438,000        900,000
                                                   ------------    -----------

     Total operating expenses                           616,000      1,756,000

Loss from operations                                   (232,000)    (1,676,000)

Other income (expense):
  Interest income                                            --             --
  Interest expense                                     (217,000)      (682,000)
                                                   ------------    -----------

Total other expense                                    (217,000)      (682,000)
                                                   ------------    -----------

Net loss                                           $   (449,000)   $(2,358,000)
                                                   ============    ===========

Basic and diluted net loss per common share        $       0.00    $     (0.08)
                                                   ============    ===========

Weighted average shares outstanding                 203,214,191     28,592,302
                                                   ============    ===========


      See Notes to Condensed Consolidated Financial Statements (unaudited).

                                  TELYNX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                     January 31
                                                                              ------------------------
                                                                                 2002          2001
                                                                              ---------    -----------
Cash flows from operating activities:

   Net loss                                                                   $(449,000)   $(2,358,000)
   Adjustments to reconcile net loss to cash used in operations:
     Depreciation and amortization                                               23,000         23,000
     Beneficial conversion cost of convertible debt and warrants                168,000        731,000
     Expenses and settlements paid with equity                                   32,000         91,000
     Changes in assets and liabilities:
     Receivables                                                               (314,000)       266,000
     Prepaid expenses                                                           (16,000)       (18,000)
     Accounts payable and accrued liabilities                                   332,000        476,000
     Deferred revenue                                                           (14,000)       (39,000)
     Other                                                                        2,000        (31,000)
                                                                              ---------    -----------

Net cash used in operating activities                                          (236,000)      (859,000)
                                                                              ---------    -----------

Cash flows from investing activities:
  Capital expenditures                                                               --        (13,000)
                                                                              ---------    -----------

      Net cash used in investing activities                                          --        (13,000)
                                                                              ---------    -----------

Cash flows from financing activities:
  Proceeds from issuance of convertible debt                                    181,000        650,000
  Proceeds from issuance of common stock                                             --        145,000
  Proceeds from note payable to stockholder                                          --         67,000
  Payment on convertible debt                                                   (75,000)            --
  Other                                                                           1,000         (1,000)
                                                                              ---------    -----------

      Net cash provided by financing activities                                 107,000        861,000
                                                                              ---------    -----------

      Net change in cash and cash equivalents                                  (129,000)       (11,000)

      Cash and cash equivalents at beginning of the period                      130,000         42,000
                                                                              ---------    -----------

      Cash and cash equivalents at end of the period                          $   1,000    $    31,000
                                                                              =========    ===========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                  $      --    $        --
    Income taxes                                                                     --             --
  Non-cash financing activity:
    Conversion of debt for common shares                                         11,000        688,000
    Discousnt of beneficial conversion on debt                                  215,000        686,000
    Payment of Imperial loan debt                                                    --        678,000


      See Notes to Condensed Consolidated Financial Statements (unaudited).

                                  TELYNX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of the Company for the three months ended January 31, 2002 and 2001 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, certain information and footnote disclosures normally included in a full set of financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2001 previously filed with the Securities and Exchange Commission.

The financial statements were prepared by management without a review, pursuant to Statement on Auditing Standard Number 71, being performed by the Company's Independent Accountants. The Company will file a Form 10-QA upon completion of that review.

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

NOTE 4.  NOTES PAYABLE

Convertible Notes Payable to Investors
--------------------------------------

In July 2000, the Company entered into a Subscription Agreement, whereby up to $17,000,000 principal amount of 6% convertible notes were offered for sale. The notes have various maturities from August 31, 2002 to July 18, 2004. The notes are subject to certain performance covenants and registration rights, as defined in the Subscription Agreement. The notes are convertible into the Company's Class A common stock on a conversion price that is the lower of (1) 85% of the average of the three lowest closing prices for the Company's common stock quoted on principal market for the last 30 trading days but not including the issue date of the note or (2) 78% of the average of the three lowest closing prices for the Company's common stock quoted on the principal market for the last 90 trading days prior to but not including the conversion date. Through October 31, 2001, $3,150,000 has been funded pursuant to this agreement. From November 1, 2001 to January 31, 2002, no monies have been received pursuant to this agreement. Through January 31, 2002, $1,710,000 of principal with related accrued interest has been converted to common stock. The notes convert at the option of the holder and are subject to certain mandatory and optional redemption, as defined. The agreement has been terminated and no further investments will be made to the Company under this line.

Payable to Investor
-------------------

On January 19, 2001, the Company issued $350,000 in principle amount of convertible notes bearing interest at 8% which were converted into 8,000,000 shares of the Company's common stock at the holder's option during 2001. Also during 2001, the Company received advances from the same subscriber of $250,000 which is convertible into approximately 5,714,000 shares of the Company's common stock.

Current Convertible Notes Payable to Investors
----------------------------------------------

In the first three months ended January 31, 2002, the Company issued $215,000 principle amount of 5% convertible notes payable with maturities due within one year. Through the three months ended January 31, 2002, $75,000 of principle has been paid off. The notes have various maturities due by January 10, 2003. The notes are subject to certain performance covenants and registration rights. The notes are convertible into the Company's Class A common stock on a conversion price that is the lower of (1) 80% of the average of the three lowest closing prices of the common stock for the 30 trading days prior to but not including the closing date, or (2) 80% of the average of the three lowest closing prices for the common stock for the 30 trading days prior to but not including the conversion date.

Notes Payable to Shareholders
-----------------------------

We have notes payable to shareholders in the amount of $151,000 bearing an interest rate at 7% per annum and notes payable in the amount of $312,000 bearing an interest rate at 8% per annum.

Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended January 31, 2002 as compared to Three Months Ended January 31, 2001

     Revenues. Revenues from operations increased approximately 500% from $80,000 for the three months ended January 31, 2001 to $479,000 for the three months ended January 31, 2002. The increase is mainly attributable to consulting income of $462,000 to our customer in Saudi Arabia along with additional maintenance and training revenues of approximately $17,000 to our existing customers during the three months ended January 31, 2002, offset by $80,000 of consulting, maintenance and license revenue during the three month period ending January 31, 2001.

     Cost of Revenues. Cost of revenues from operations increased to $95,000 for the three months ended January 31, 2002 from minimal cost of revenue for the three months ended January 31, 2001. The increase is mainly attributable to cost incurred during the three months ended January 31, 2002 on products sold during that quarter compared to the three months ended January 31, 2001 where the limited revenue was picked up and all significant costs had been absorbed prior to the three months ended January 31, 2001.

     Sales and Marketing. Sales and marketing expenses decreased 86% from $442,000 for the three months ended January 31, 2001 to $63,000 for the three months ended January 31, 2002. The decrease of $379,000 is mainly representative of salaries and benefits cost reduction of $249,000, reduction of recruitment costs by $56,000, reduction of travel and entertainment expenses of $40,000, and reduction of general office expenses of $34,000.

     Services. Services expenses decreased 68% from $184,000 for the three months ended January 31, 2001 to $59,000 for the three months ended January 31, 2002. The decrease of $125,000 is mainly attributable to salaries and benefits cost reduction of $89,000, travel related cost reduction of $12,000, and other general office expense reduction of $24,000.

     Research and Development. Research and development expenses decreased 76%, from $230,000 for the three months ended January 31, 2001 to $56,000 for the three months ended January 31, 2002. The decrease of $174,000 is mainly representative of salaries and benefits expense reduction of $128,000, travel related cost reduction of $21,000, recruitment cost reduction of $11,000, and other general office operating costs of approximately $14,000.

     General and Administrative. General and administrative expenses decreased 51%, from $900,000 for the three months ended January 31, 2001 to $438,000 for the three months ended January 31, 2002. The decrease of $462,000 is mainly representative of decreased salaries and benefits expense of $362,000, reduction of travel related costs of $34,000, reduction of outside professional services of $40,000, and reduction of other general office expenses of approximately $26,000.

     Interest. Interest expense decreased from $682,000 for the three months ended January 31, 2001 to $217,000 for the three months ended January 31, 2002. The decrease is mainly attributable to a beneficial conversion feature of the convertible notes and warrants issued on July 27, 2000 and effective December 31, 2000, in accordance with EITF's 00-27 and 98-5. The charge is the amortization expense related to the discount recorded on the conversion feature versus the fair market price.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operating activities used cash of $236,000 during the three months ended January 31, 2002 compared to a use of $859,000 for the three months ended January 31, 2001. The primary reason for the use of cash in operating activities in 2002 is the net loss of $449,000 offset by non-cash expenses of $223,000 to equal $226,000. The adjusted net loss in operations of $226,000 is further increased by $10,000 due to changes in assets and liabilities used in operating activities.

     During the three months ended January 31, 2002, the Company had no investing activities as compared to the three months ended January 31, 2001 of $13,000.

     Net cash provided by financing activities of $107,000 during the three months ended January 31, 2002 consist of proceeds from the issuance of convertible debt of $181,000 and other items of $1,000 offset by cash payments of $75,000 on convertible debt as compared to net cash provided by financing activities of $861,000 during the three months ending January 31, 2001.

     In the first three months ended January 31, 2002, the Company issued $215,000 principle amount of 5% convertible notes payable with maturities due within one year. Through the three months ended January 31, 2002, $75,000 of principal of these notes have been paid off. The notes have various maturities due by January 10, 2003. The notes are subject to certain performance covenants and registration rights. The notes are convertible into the Company's Class A common stock on a conversion price that is the lower of (1) 80% of the average of the three lowest closing prices of the common stock for the 30 trading days prior to but not including the closing date, or (2) 80% of the average of the three lowest closing prices of the common stock for the 30 trading days prior to but not including the conversion date.

     The Company believes that its current negative operational cash flow will be alleviated by increased sales. However, there can be no assurance that sales will increase or additional capital will be available on terms favorable to us. If adequate funds are not available to us, our operations would be impaired, including any operational efficiencies to provide our client base with superior services and performance. If we are unable to raise additional capital in the future, we may not be able to continue as a going concern. As a result of the above conditions, the Company's most recent audited financial statements contained a going concern opinion.

Part II. Other Information
         -----------------

Item 1.  Legal Proceedings
         -----------------

                Telynx is a party to various litigation matters primarily involved with vendors and arising out of the ordinary course of business. Aggressive efforts are being pursued to defend or otherwise resolve the claims and any pending litigation.

Item 2.  Changes in Securities
         ---------------------

                None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

                None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                None.

Item 5.  Other Information
         -----------------

                None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)    Exhibits

                  None

         (b)    Reports on Form 8-K

                  None

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:          March 25, 2002


Telynx, Inc.




/s/ Kent J. Van Houten
----------------------
Kent J. Van Houten
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)