Form 10QSB
period 2002-04-30
TELYNX INC
filed 2002-06-19
CIK 852164

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended April 30, 2002

                                       OR

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

As of May 31, 2002, 319,611,000 shares of Class A Common Stock, no shares of Class B Common Stock, and no shares of Series B Convertible Preferred Stock were outstanding.

                                  TELYNX, INC.

                                   Form 10-QSB

                                      INDEX

                                                                                              Page
                                                                                             Number
                                                                                             ------
Part I    Financial Information

          Item 1                 Financial Statements

                                 Condensed Consolidated Balance Sheets as of April 30,
                                 2002 (unaudited) and October 31, 2001 (audited)                3

                                 Condensed Consolidated Statements of Operations for
                                 the three and six months ended April 30, 2002 and 2001
                                 (unaudited)                                                    4

                                 Condensed Consolidated Statements of Cash Flows for
                                 the six months ended April 30, 2002 and 2001
                                 (unaudited)                                                    5

                                 Notes to Consolidated Financial Statements                     6


          Item 2                 Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                            8

Part II   Other Information                                                                    11

          Item 1                 Legal Proceedings                                             11
          Item 2                 Changes in Securities                                         11
          Item 3                 Defaults upon Senior Securities                               11
          Item 4                 Submission of Matters to a Vote of Security Holders           11
          Item 5                 Other Information                                             11
          Item 6                 Exhibits and Reports on Form 8-K                              11


Signature                                                                                      12

                                  TELYNX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                April 30        October 31
                                                                                  2002             2001
                                                                              --------------  --------------
                                                                               (Unaudited)      (Audited)
ASSETS
Current assets:
 Cash and cash equivalents                                                     $     13,000    $    130,000
 Accounts receivable                                                                611,000         467,000
 Prepaids and deposits                                                               76,000          51,000
                                                                               ------------    ------------

    Total current assets                                                            700,000         648,000

Deferred finance cost, net                                                          138,000         154,000

Property and equipment, net                                                          27,000          34,000
                                                                               ------------    ------------
     Total assets                                                              $    865,000    $    836,000
                                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable and accrued liabilities                                      $  4,079,000    $  3,897,000
 Accrued payroll                                                                    495,000         313,000
 Notes payable to stockholders                                                      463,000         463,000
 Payable to investor                                                                250,000         250,000
 Current convertible notes payable to investors                                      55,000               0
 Deferred revenue                                                                         0          14,000
                                                                               ------------    ------------

 Total current liabilities                                                        5,342,000       4,937,000

Convertible notes payable to investors                                              718,000         582,000

 Stockholders' deficit:
 Preferred stock, $0.01 par value - no shares issued and
   outstanding at April 30, 2002: 500 shares issued  and outstanding at
   October 31, 2001                                                                      --              --
 Common stock, $0.01 par value - 1,005,000,000 authorized;
  286,165,104 shares issued and outstanding at April 30, 2002;
  200,165,277 shares issued and outstanding at October 31, 2001                   2,862,000       2,002,000


Paid in capital                                                                  31,664,000      31,966,000

Accumulated deficit                                                             (39,721,000)    (38,651,000)
                                                                               ------------    ------------

      Total stockholders' deficit                                                (5,195,000)     (4,683,000)
                                                                               ------------    ------------
      Total liabilities and stockholders' deficit                              $    865,000    $    836,000
                                                                               ============    ============

      See Notes to Condensed Consolidated Financial Statements (unaudited).

                                  TELYNX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                     Six Months Ended
                                                         April 30                              April 30
                                                         --------                              --------
                                                    2002             2001             2002             2001
                                                    ----             ----             ----             ----
Revenue                                       $           0    $     205,000    $     479,000    $     285,000

Cost of revenue                                           0           28,000           95,000           28,000
                                              -------------    -------------    -------------    -------------

  Gross margin                                            0          177,000          384,000          257,000

Operating expenses:
  Sales and marketing                               155,000          210,000          218,000          652,000
  Services                                           38,000          142,000           97,000          326,000
  Research and development                          100,000          242,000          156,000          472,000
  General and administrative expenses               176,000          841,000          614,000        1,741,000
                                              -------------    -------------    -------------    -------------

     Total operating expenses                       469,000        1,435,000        1,085,000        3,191,000


Loss from operations                               (469,000)      (1,258,000)        (701,000)      (2,934,000)

Other income (expense):
  Interest income                                        --               --               --               --
  Interest expense                                 (152,000)        (458,000)        (369,000)      (1,140,000)
                                              -------------    -------------    -------------    -------------

Total other expense                                (152,000)        (458,000)        (369,000)      (1,140,000)
                                              -------------    -------------    -------------    -------------

Net loss                                      $    (621,000)   $  (1,716,000)   $  (1,070,000)   $  (4,074,000)
                                              -------------    -------------    -------------    -------------

Basic and diluted net loss per Common share   $        0.00           ($0.02)          ($0.01)          ($0.08)
                                              =============    =============    =============    =============

Weighted average shares outstanding             223,552,962       69,689,681      213,215,023       48,800,405
                                              =============    =============    =============    =============

      See Notes to Condensed Consolidated Financial Statements (unaudited).

                               TELYNX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Six Months Ended
                                                                             April 30
                                                                             --------
                                                                      2002           2001
                                                                      ----           ----
Cash flows from operating activities:
  Net loss                                                        $(1,070,000)   $(4,074,000)
  Adjustments to reconcile net loss to cash used in operations:
    Depreciation and amortization                                      44,000         45,000
    Beneficial conversion cost of convertible debt and warrants       277,000      1,173,000
    Expenses and settlements paid with equity                         344,000         91,000
    Changes in assets and liabilities:
    Receivables                                                      (144,000)       182,000
    Prepaid expenses                                                  (25,000)        52,000
    Accounts payable and accrued liabilities                          364,000        970,000
    Deferred revenue                                                  (14,000)       (22,000)
    Other                                                                  --        (51,000)
                                                                  -----------    -----------

Net cash used in operating activities                                (224,000)    (1,634,000)
                                                                  -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                                     --        (15,000)
                                                                  -----------    -----------

    Net cash used in investing activities                                  --        (15,000)
                                                                  -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of convertible debt                          182,000      1,400,000
  Proceeds from issuance of common stock                                   --        145,000
  Proceeds from note payable to stockholder                                --         67,000
  Payment on convertible debt                                         (75,000)            --
  Other                                                                    --         (1,000)
                                                                  -----------    -----------

    Net cash provided by financing activities                         107,000      1,611,000
                                                                  -----------    -----------

    Net change in cash and cash equivalents                          (117,000)       (38,000)

    Cash and cash equivalents at beginning of the period              130,000         42,000
                                                                  -----------    -----------

    Cash and cash equivalents at end of the period                $    13,000    $     4,000
                                                                  -----------    -----------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                      $        --    $        --
    Income taxes                                                           --             --
  Non-cash financing activity:
    Conversion of debt for common shares                               11,000      1,835,000
    Discount of beneficial conversion on debt                         215,000        894,000
    Payment of Imperial loan debt                                          --        678,000

     See Notes to Condensed Consolidated Financial Statements (unaudited).

                                  TELYNX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of the Company for the three months ended April 30, 2002 and 2001 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, certain information and footnote disclosures normally included in a full set of financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2001 previously filed with the Securities and Exchange Commission.

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

NOTE 4.  NOTES PAYABLE

Convertible Notes Payable to Investors

In July 2000, the Company entered into a Subscription Agreement, whereby up to $17,000,000 principal amount of 6% convertible notes were offered for sale. The notes have various maturities from August 31, 2002 to July 18, 2004. The notes are subject to certain performance covenants and registration rights, as defined in the Subscription Agreement. The notes are convertible into the Company's Class A common stock on a conversion price that is the lower of (1) 85% of the average of the three lowest closing prices for the Company's common stock quoted on principal market for the last 30 trading days but not including the issue date of the note or (2) 78% of the average of the three lowest closing prices for the Company's common stock quoted on the principal market for the last 90 trading days prior to but not including the conversion date. Through October 31, 2001, $3,150,000 has been funded pursuant to this agreement. From November 1, 2001 to April 30, 2002, no monies have been received pursuant to this agreement. Through April 30, 2002, $1,710,000 of principal with related accrued interest has been converted to common stock. The notes convert at the option of the holder and are subject to certain mandatory and optional redemption, as defined. The agreement has been terminated and no further investments will be made to the Company under this line.

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 2002 as compared to Three Months Ended April 30,
2001

     Revenues. Revenues from operations decreased 100% from $205,000 for the three months ended April 30, 2001 to $0 for the three months ended April 30, 2002. The decrease is mainly attributable to training and consulting income of $101,000 along with software license revenues of approximately $104,000 realized by the Company during the three months ended April 30, 2001.

     Cost of Revenues. Cost of revenues from operations decreased 100% from $28,000 for the three months ended April 30, 2001 to $0 for the three months ended April 30, 2002. The decrease is mainly attributable to the costs of license sales and consulting expenses incurred during the three months ended April 30, 2001.

     Sales and Marketing. Sales and marketing expenses decreased 26% from $210,000 for the three months ended April 30, 2001 to $155,000 for the three months ended April 30, 2002. The decrease of $55,000 is mainly attributable to salaries and benefits cost reduction of $46,000 and reduction of other expenses including travel and miscellaneous office expenses of $9,000.

     Services. Services expenses decreased 73% from $142,000 for the three months ended April 30, 2001 to $38,000 for the three months ended April 30, 2002. The decrease of $104,000 is mainly attributable to salaries and benefits cost reduction of $91,000 and reduction of other expenses including travel and miscellaneous office expenses of $13,000.

     Research and Development. Research and development expenses decreased 59%, from $242,000 for the three months ended April 30, 2001 to $100,000 for the three months ended April 30, 2002. The decrease of $142,000 is mainly representative of salaries and benefits expense reduction of $111,000 and reduction of other general office expenses of $31,000.

     General and Administrative. General and administrative expenses decreased 79%, from $841,000 for the three months ended April 30, 2001 to $176,000 for the three months ended April 30, 2002. The decrease of $665,000 is mainly representative of decreased salaries and benefits expense of $13,000, reduction of travel related costs of $73,000, reduction of outside professional services of $111,000, gain on settlement of liabilities of $188,000 and reduction of other general office expenses of approximately $280,000.

     Interest. Interest expense decreased from $458,000 for the three months ended April 30, 2001 to $152,000 for the three months ended April 30, 2002. The decrease is mainly attributable to a beneficial conversion feature of the convertible notes and warrants issued on July 27, 2000 and effective December 31, 2000, in accordance with EITF's

00-27 and 98-5. The charge is the amortization expense related to the discount recorded on the conversion feature versus the fair market price.

Six Months Ended April 30, 2002 as compared to Six Months Ended April 30, 2001

     Revenues. Revenues from operations increased 68% from $285,000 for the six months ended April 30, 2001 to $479,000 for the six months ended April 30, 2002. The increase of $194,000 is mainly attributable consulting revenues of $417,000 offset by reductions in license revenue of $122,000 and consulting and training revenues of $101,000.

     Cost of Revenues. Cost of revenues from operations increased 239% from $28,000 for the six months ended April 30, 2001 to $95,000 for the six months ended April 30, 2002. The increase of $67,000 is mainly attributable to the increased costs of consulting of $89,000 offset by license and training costs of $22,000.

     Sales and Marketing. Sales and marketing expenses decreased 67% from $652,000 for the six months ended April 30, 2001 to $218,000 for the six months ended April 30, 2002. The decrease of $434,000 is mainly representative of reductions in salaries and benefit cost of $294,000, travel related expenses of $60,000 and miscellaneous office expenses of $80,000.

     Services. Services expenses decreased 70% from $326,000 for the six months ended April 30, 2001 to $97,000 for the six months ended April 30, 2002. The decrease of $229,000 is mainly attributable to reduction in salaries and benefits cost of $182,000, travel related expenses of $24,000 and miscellaneous office expenses of $23,000.

     Research and Development. Research and development expenses decreased 67%, from $472,000 for the six months ended April 30, 2001 to $156,000 for the six months ended April 30, 2002. The decrease of $316,000 is mainly representative of reductions in salaries and benefit costs of $244,000, travel related expenses of $67,000 and miscellaneous office expenses of $5,000.

     General and Administrative. General and administrative expenses decreased 65%, from $1,741,000 for the six months ended April 30, 2001 to $614,000 for the six months ended April 30, 2002. The decrease of $1,127,000 is mainly representative of decreased salaries and benefit costs of $383,000, travel related costs of $108,000, reduction of outside professional services of $189,000, gain on settlement of liabilities of $239,000 and reduction of other general office expenses of approximately $208,000.

     Interest. Interest expense decreased from $1,140,000 for the six months ended April 30, 2001 to $369,000 for the six months ended April 30, 2002. The decrease is mainly attributable to a beneficial conversion feature of the convertible notes and warrants issued on July 27, 2000 and effective December 31, 2000, in accordance with EITF's 00-27 and 98-5. The charge is the amortization expense related to the discount recorded on the conversion feature versus the fair market price.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities used cash of $224,000 during the six months ended April 30, 2002 compared to a use of $1,634,000 for the six months ended April 30, 2001. The primary reason for the use of cash in operating activities in 2002 is the net loss of $1,070,000 offset by non-cash expenses of $665,000 to equal $405,000. The adjusted net loss in operations of $405,000 is further decreased by $181,000 due to changes in assets and liabilities used in operating activities.

     During the six months ended April 30, 2002, the Company had no investing activities as compared to the six months ended April 30, 2001 of $15,000.

     Net cash provided by financing activities of $107,000 during the six months ended April 30, 2002 consist of proceeds from the issuance of convertible debt of $182,000 offset by cash payments of $75,000 on convertible debt as compared to net cash provided by financing activities of $1,611,000 during the six months ending April 30, 2001.

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

Item 1.  Legal Proceedings

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

Dated:        June  19, 2002


Telynx, Inc.




/s/  Kent J. Van Houten
------------------------------------------------------
Kent J. Van Houten
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)