Form 10QSB
period 2002-07-31
TELYNX INC
filed 2002-09-20
CIK 852164

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended July 31, 2002

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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                        -

As of July 31, 2002, 352,110,957 shares of Class A Common Stock, no shares of Class B Common Stock, and no shares of Series B Convertible Preferred Stock were outstanding.

                                  TELYNX, INC.

                                   Form 10-QSB


                                      INDEX

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
Part I       Financial Information

             Item 1                   Financial Statements

                                      Condensed Consolidated Balance Sheets as of July 31,
                                      2002 (unaudited) and October 31, 2001 (audited)                   3

                                      Condensed Consolidated Statements of Operations for
                                      the three and nine months ended July 31, 2002 and 2001
                                      (unaudited)                                                       4

                                      Condensed Consolidated Statements of Cash Flows for
                                      the nine months ended July 31, 2002 and 2001
                                      (unaudited)                                                       5

                                      Notes to Consolidated Financial Statements                        6


             Item 2                   Management's Discussion and Analysis of Financial
                                      Condition and Results of Operations                               8

Part II      Other Information                                                                         10

             Item 1                   Legal Proceedings                                                10
             Item 2                   Changes in Securities                                            10
             Item 3                   Defaults upon Senior Securities                                  10
             Item 4                   Submission of Matters to a Vote of Security Holders              10
             Item 5                   Other Information                                                10
             Item 6                   Exhibits and Reports on Form 8-K                                 10


Signature                                                                                              11

                                  TELYNX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  July 31           October 31
                                                                                   2002                2001
                                                                             ----------------     ---------------
                                                                                (Unaudited)           (Audited)
ASSETS
Current assets:
 Cash and cash equivalents                                                     $       7,082       $     130,000
 Accounts receivable                                                                 107,085             467,000
 Prepaids and deposits                                                               250,693              51,000
                                                                               -------------       -------------

    Total current assets                                                             364,862             648,000

Deferred finance cost, net                                                           117,365             154,000

Property and equipment, net                                                           33,614              34,000
                                                                               -------------       -------------

     Total assets                                                              $     515,841       $     836,000
                                                                               =============       =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable and accrued liabilities                                      $   4,255,122       $   3,897,000
 Accrued payroll                                                                     548,656             313,000
 Notes payable to stockholders                                                       151,000             463,000
 Payable to investor                                                                 312,442             250,000
 Current convertible notes payable to investors                                            0                   0
 Deferred revenue                                                                          0              14,000
                                                                               -------------       -------------

 Total current liabilities                                                         5,267,220           4,937,000

Convertible notes payable to investors                                               791,788             582,000

 Stockholders' deficit:
 Preferred stock, $0.01 par value - no shares issued and
  outstanding at July 31, 2002: 500 shares issued and outstanding at
  October 31, 2001                                                                        --                  --
 Common stock, $0.01 par value - 1,005,000,000 authorized; 352,110,957 shares issued and outstanding at July 31, 2002; 200,165,277 shares
  issued and outstanding at October 31, 2001                                       3,521,720           2,002,000

Paid in capital                                                                   31,132,000          31,966,000

Accumulated deficit                                                              (40,019,887)        (38,651,000)
                                                                               -------------       -------------

      Total stockholders' deficit                                                 (5,543,167)         (4,683,000)
                                                                               -------------       -------------

      Total liabilities and stockholders' deficit                              $     515,841       $     836,000
                                                                               =============       =============

      See Notes to Condensed Consolidated Financial Statements (unaudited).

                                  TELYNX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                    Nine Months Ended
                                                          July 31                              July 31
                                                          -------                              -------
                                                    2002             2001                 2002             2001
                                                    ----             ----                 ----             ----
Revenue                                       $           0    $    271,000         $    479,000      $   556,000

Cost of revenue                                       2,598         119,000               97,358          147,000
                                              -------------    ------------         ------------      -----------

   Gross margin                                      (2,598)        152,000              381,882          409,000

Operating expenses:
  Sales and marketing                                40,034         111,000              258,034          763,000
  Services                                           77,078         126,000              174,078          452,000
  Research and development                          231,070         147,000              387,070          619,000
  General and administrative expenses               413,077         557,000            1,027,077        2,298,000
                                              -------------    ------------         ------------      -----------

     Total operating expenses                       761,259         941,000            1,846,259        4,132,000


Loss from operations                               (758,661)       (789,000)          (1,464,377)      (3,723,000)

Other income (expense):
  Interest income                                        --              --                   --               --
  Interest expense                                 (172,189)       (159,000)            (541,189)      (1,299,000)
                                              -------------    ------------         ------------      -----------

Total other expense                                (172,189)       (159,000)            (541,189)      (1,299,000)
                                              -------------    ------------         ------------      -----------

Net loss                                      $    (930,850)   $   (948,000)        $ (2,005,566)     $(5,022,000)
                                              -------------    ------------         ------------      -----------

Basic and diluted net loss per Common share          ($0.01)         ($0.01)              ($0.01)          ($0.07)
                                              =============    ============         ============      ===========

Weighted average shares outstanding             310,110,957     126,464,990          275,215,023       74,973,086
                                              =============    ============         ============      ===========

     See Notes to Condensed Consolidated Financial Statements (unaudited).

                                  TELYNX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                    July 31
                                                                             2002              2001
                                                                             ----              ----
Cash flows from operating activities:
   Net loss                                                              $  (2,005,566)   $  (5,022,000)
                                                                         -------------
   Adjustments to reconcile net loss to cash used in operations:
     Depreciation and amortization                                               3,783           49,000
     Beneficial conversion cost of convertible debt and warrants             1,122,429        1,249,000
     Expenses and settlements paid with equity                                      --           91,000
     Changes in assets and liabilities:
     Receivables                                                               103,000          103,000
     Prepaid expenses                                                          (19,154)         (35,000)
     Accounts payable and accrued liabilities                                  721,328          953,000
     Deferred revenue                                                                           (35,000)
     Other                                                                                      (37,000)
                                                                                          -------------

Net cash used in operating activities                                          (74,180)      (2,684,000)
                                                                         -------------    -------------
Cash flows from investing activities:
   Capital expenditures                                                                         (16,000)
                                                                                          -------------

       Net cash used in investing activities                                                    (16,000)
                                                                                          -------------

Cash flows from financing activities:
   Proceeds from issuance of convertible debt                                       --        2,600,000
   Proceeds from issuance of common stock                                           --          145,000
   Proceeds from note payable to stockholder                                        --           67,000
   Payment on convertible debt                                                      --               --
   Other                                                                                        (11,000)
                                                                                          -------------

       Net cash provided by financing activities                                     0        2,801,000
                                                                         -------------    -------------

       Net change in cash and cash equivalents                                 (24,974)         101,000

       Cash and cash equivalents at beginning of the period                   (114,824)          42,000
                                                                         -------------    -------------

       Cash and cash equivalents at end of the period                            7,082    $     143,000
                                                                         =============    =============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                            $          --    $          --
     Income taxes                                                                   --               --
   Non-cash financing activity:
     Conversion of debt for common shares                                           --        2,057,000
     Conversion of Preferred Stock into Common Shares                               --        1,008,000
     Conversion of Common into Preferred Shares                                     --           83,000
     Discount of beneficial conversion on debt                                                1,758,000
     Payment of Imperial loan debt                                                  --          678,000

      See Notes to Condensed Consolidated Financial Statements (unaudited).

                                  TELYNX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of the Company for the three months ended July 31, 2002 and 2001 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, certain information and footnote disclosures normally included in a full set of financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2001 previously filed with the Securities and Exchange Commission.

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

NOTE 4.  NOTES PAYABLE

Convertible Notes Payable to Investors

In July 2000, the Company entered into a Subscription Agreement, whereby up to $17,000,000 principal amount of 6% convertible notes were offered for sale. The notes have various maturities from August 31, 2002 to July 18, 2004. The notes are subject to certain performance covenants and registration rights, as defined in the Subscription Agreement. The notes are convertible into the Company's Class A common stock on a conversion price that is the lower of (1) 85% of the average of the three lowest closing prices for the Company's common stock quoted on principal market for the last 30 trading days but not including the issue date of the note or (2) 78% of the average of the three lowest closing prices for the Company's common stock quoted on the principal market for the last 90 trading days prior to but not including the conversion date. Through October 31, 2001, $3,150,000 has been funded pursuant to this agreement. From November 1, 2001 to July 31, 2002, no monies have been received pursuant to this agreement. Through July 31, 2002, $1,710,000 of principal with related accrued interest has been converted to common stock. The notes convert at the option of the holder and are subject to certain mandatory and optional redemption, as defined. The agreement has been terminated and no further investments will be made to the Company under this line.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2002 as compared to Three Months Ended July 31, 2001

     Revenues. Revenues from operations decreased 100% from $271,000 for the three months ended July 31, 2001 to $0 for the three months ended July 31, 2002. The decrease is mainly attributable to delays in invoicing for project work in customer accounts due to lack of proper resourcing in these projects.

     Cost of Revenues. Cost of revenues from operations decreased 98% from $119,000 for the three months ended July 31, 2001 to $2,598 for the three months ended July 31, 2002. The decrease is mainly attributable to the costs of license sales and consulting expenses incurred during the three months ended July 31, 2001.

     Sales and Marketing. Sales and marketing expenses decreased 64% from $111,000 for the three months ended July 31, 2001 to $40,034 for the three months ended July 31, 2002. The decrease of $70,966 is mainly attributable to the continued cost containment of sales staffing levels and a limited travel for sales purposes during the period.

     Services. Services expenses decreased 38% from $126,000 for the three months ended July 31, 2001 to $77,078 for the three months ended July 31, 2002. The decrease of $48,922 is mainly attributable to continued cost containment measures in staffing levels and reduced expenditures on travel and miscellaneous office expenses.

     Research and Development. Research and development expenses increased 57%, from $147,000 for the three months ended July 31, 2001 to $231,070 for the three months ended July 31, 2002. The increase of $84,070 is mainly representative of salaries and benefits expense accruals for this period

     General and Administrative. General and administrative expenses decreased 26%, from $557,000 for the three months ended July 31, 2001 to $413,077 for the three months ended July 31, 2002. The decrease of $143,923 is mainly representative of decreased salaries and benefits expense, reduction of travel related costs, reduction of outside professional services, and reduction of other general office expenses.

     Interest. Interest expense increased from $159,000 for the three months ended July 31, 2001 to $172,189 for the three months ended July 31, 2002. The increase is mainly attributable to a beneficial conversion feature of the convertible notes and warrants issued on July 27, 2000 and effective December 31, 2000, in accordance with EITF's 00-27 and 98-5. The charge is the amortization expense related to the discount recorded on the conversion feature versus the fair market price.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended July 31, 2002, the Company had no investing activities as compared to the nine months ended July 31, 2001 of $16,000.

     The Company believes that its current negative operational cash flow will be alleviated by increased sales and investment. However, there can be no assurance that sales will increase or additional capital will be available on terms favorable to us. If adequate funds are not available to us, our operations would be impaired, including any operational efficiencies to provide our client base with superior services and performance. If we are unable to raise additional capital in the future, we may not be able to continue as a going concern. As a result of the above conditions, the Company's most recent audited financial statements contained a going concern opinion.

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

Dated:      September 19, 2002


Telynx, Inc.




/s/ Ali Al-Dahwi
----------------------------------
Ali Al-Dahwi
Chairman/CEO
(Chief Executive Officer)