Form 10QSB
period 2003-01-31
TELYNX INC
filed 2006-08-29
CIK 852164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _____________ to ______________

                        Commission File Number: 000-24637

                                  Telynx, Inc.
                                  ------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                        94-3022377
        --------                                        ----------

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 13520 Rye St. Suite 105, Sherman Oaks, CA 91423
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 857-6736
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of January 31, 2003, there were 187,784,770 shares of the issuer's $.01 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [_]   No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                         TELYNX, INC. AND SUBSIDIARIES
                                   CONDENSED
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                           January 31, 2003
                                                           ----------------
ASSETS
Current Assets:
    Cash and cash equivalents                                $          -
    Accounts receivable                                                 -
    Deposits and prepaid expenses                                       -
                                                             ------------

              Total Current Assets                                      -

              Total Assets                                   $          -
                                                             ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable and accrued liabilities                  $    754,969
                                                             ------------

              Total Liabilities                                   754,969
                                                             ------------

COMMITMENTS AND CONTINGENCIES                                           -

Stockholders' Deficit
    Preferred stock, $.01 par value - 1,000,000 shares
     authorized; 500 shares issued and outstanding                      -
    Common stock, $.01 par value - 1,005,000,000 shares
     authorized; 352,110,957 shares issued and outstanding      3,521,720

Additional paid-in capital                                     31,132,000
Accumulated deficit                                           (35,408,689)

                     Total stockholders' deficit                 (754,969)
                                                             ------------

       Total liabilities and stockholders' deficit           $          -
                                                             ============

See the accompanying notes to these condensed consolidated financial statements.

                         TELYNX, INC. AND SUBSIDIARIES
                                   CONDENSED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                       Three months ended January 31
                                                          2003              2002
                                                      -------------    -------------

Net revenues                                          $           -    $     479,000
Cost of revenue                                                   -           95,000
                                                      -------------    -------------

       Gross profit                                               -          384,000


Operating expenses:
   Sales and marketing                                            -           63,000
   Services                                                       -           59,000
   Research and development                                       -           56,000
   Administrative and general expenses                            -          438,000
                                                      -------------    -------------

        Total operating expenses                                  -          616,000
                                                      -------------    -------------


        Loss from operations                                      -         (232,000)


Other income (expense)
   Settlement/cancellation of debt                        4,946,259                -
   Loss on disposal of property                             (33,614)               -
                                                      -------------    -------------

        Total other income (expense)                      4,912,645                -
                                                      -------------    -------------

   Interest Income                                                -                -
   Interest Expense                                               -         (217,000)
                                                      -------------    -------------

Net Income (Loss)                                     $   4,912,645    $    (232,000)
                                                      =============    =============


Net income (loss) applicable to common shareholders   $   4,912,645    $    (232,000)
                                                      =============    =============

Basic net income (loss) per common share              $       (0.01)   $       (0.00)
                                                      =============    =============

Weighted average shares outstanding                     187,784,770      203,214,191
                                                      =============    =============

See the accompanying notes to these condensed consolidated financial statements.

                         TELYNX, INC. AND SUBSIDIARIES
                                   CONDENSED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Three months ended January 31
                                                                                   2003           2002
                                                                                -----------    -----------

Cash flows from operating activities:
  Net income (loss)                                                             $ 4,912,645    $  (449,000)
  Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                       -         23,000
      Beneficial conversion cost of convertible debt and warrants                         -        168,000
      Expenses and settlements paid with equity                                           -         32,000
      Loss on disposal of property/equipment                                         33,614              -
      Cancellation/settlement of debt                                            (4,946,259)             -
      Changes in assets and liabilities:
        Receivables                                                             $         -    $  (314,000)
        Prepaid expenses                                                                  -        (16,000)
        Other assets                                                                      -          2,000
        Accounts payable and accrued liabilities                                          -        332,000
        Deferred revenue                                                                  -        (14,000)
                                                                                -----------    -----------

          Net cash used in operating activities                                           -       (236,000)
                                                                                -----------    -----------


Cash flows from investing activities:
  Additions to property and equipment                                           $         -    $         -
                                                                                -----------    -----------

          Net cash used in investing activities                                           -              -
                                                                                -----------    -----------


Cash flows from financing activities:
      Proceeds from issuance of convertible debt                                $         -    $   181,000
      Proceeds from issuance of stock and warrants                                        -              -
      Borrowings on debt                                                                  -              -
      Payment on convertible debt                                                                  (75,000)
      Other                                                                               -              -
                                                                                -----------    -----------

          Net provided by operating activities                                  $         -    $   106,000
                                                                                -----------    -----------

Net increase (decrease) in cash and cash equivalents                                      -       (130,000)
Cash and cash equivalents, beginning of period                                            -        130,000
                                                                                -----------    -----------

Cash and cash equivalents, end of period                                        $         -    $         -
                                                                                ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest paid                                                             $         -    $         -
      Income taxes paid                                                                   -              -
Non-cash financing activity:
      Conversion of debt for common shares                                                          11,000
      Discount of beneficial conversion on debt                                                    215,000


See the accompanying notes to these condensed consolidated financial statements.

Item 2.  Plan of Operation
--------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended January 31, 2003.

Telynx, Inc. ("Telynx" or the "Company" or "we"), formerly Meadowbrook Rehabilitation Group, Inc. and Cambio, Inc. acquired Cambio Networks, Inc. ("Networks") on September 14, 1998. From 1998 to 2002 we provided professional services and supplies software products for operations support systems of telecommunications networks. We encountered significant financial difficulties in the third quarter of 2002 and ceased operations in August 2002. We have remained in a dormant stage through January 31, 2003.

Liquidity and Capital Resources. We had no cash as of January 31, 2003, and no other current assets as of that date. Our total current liabilities were $754,969 as of January 31, 2003, which was represented solely by accounts payable and accrued expenses. We had no long term commitments or contingencies.

During the three months ended January 31, 2003, we had no investing activities as compared to the three months ended January 31, 2002, where we also had no investing activities.

We believe that our current negative operational cash flow will be alleviated by operations and investment. However, there can be no assurance that sales will increase or additional capital will be available on terms favorable to us. If adequate funds are not available to us, we will not be able to recommence operations and begin to generate revenue. If we are unable to raise additional capital in the future, we may not be able to continue as a going concern. As a result of the above conditions, our most recent audited financial statements contained a going concern opinion.

FOR THE THREE MONTHS ENDED JANUARY 31, 2003 COMPARED TO THE SAME PERIOD ENDED
-----------------------------------------------------------------------------
JANUARY 31, 2002.
-----------------

Results of Operations.

Revenues. For the three months ended January 31, 2003, we did not generate any revenue from our operations. This is in comparison to $479,000 we had in net revenues for the three months ended January 31, 2002; after $95,000 in cost of revenue, we had $384,000 in gross profit for the three months ended January 31, 2002. The change in revenues is due to the fact that we ceased operations in August 2002.

Operating Expenses. For three months ended January 31, 2003, we had no operating expenses, since we conducted no operations during that period. We had $4,946,259 which was represented by the settlement/cancellation of debt. Less $33,614 represented by a loss on the disposal of property, we therefore had $4,912,645 in other income, resulting in a net income for the three months ended January 31, 2003 of $4,912,645. This is in comparison to the three months ended January 31, 2002, where we had total operating expenses of $616,000, which was comprised of $63,000 in sales and marketing expenses, $59,000 represented by services, $56,000 represented by research and development, and $438,000 represented by general and administrative expenses. Therefore our loss from operations for the period was $232,000. We also had $217,000 in interest expense for the period ended January 31, 2002, making our net loss for the period $232,000. The change in our net income is due to the fact that we had no operations during the period ended January 31, 2003, but had other income represented by the settlement of the debt.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have generated no revenues since ceasing operations in August 2002. We were dormant from that time until April 2004. Since that time, our new management has been researching potential acquisitions of assets or operations, or other suitable business partners which will assist us in commencing new operations. We have not yet entered into any formal or binding agreement to proceed with our business development, and we cannot guaranty that we will acquire or begin any operations or assets, or enter into any similar transaction, or that in the event that we are able to recommence operations in any manner, that this effort will succeed or that such activity will increase the value of our common stock. We intend to continue to explore ways of restarting our business operations.

We have no cash as of January 31, 2003. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors.

We plan to raise operating funds through private and institutional or other equity offerings. We may attempt to secure other loans from lending institutions or other sources. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to restart our business will be hindered.

In the event that we experience a shortfall in our capital, we hope anticipate that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses.

We are not currently conducting any research and development activities. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Off-Balance Sheet Arrangements. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of January 31, 2003, the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

We are a party to various litigation matters primarily involved with vendors and arising out of the ordinary course of business. Aggressive efforts are being pursued to defend or otherwise resolve the claims and any pending litigation.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

31. Rule 13a-14(a)/15d-14(a) Certifications.

32. Section 1350 Certifications.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Telynx, Inc.,
                                        a Delaware corporation


August 29, 2006                         By: /S/ Talieh Safadi
                                            ----------------------------------
                                        Talieh Safadi, President, CEO, and
                                        Director