Form 10QSB
period 2003-04-30
TELYNX INC
filed 2006-08-29
CIK 852164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
       For the transition period from                      to
                                     ----------------------  -------------------

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

                 13520 Rye St. Suite 105, Sherman Oaks, CA 91423
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (310) 857-6736
                           (Issuer's Telephone Number)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of April 30, 2003, there were 187,784,770 shares of the issuer's $.01 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [_] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                         TELYNX, INC. AND SUBSIDIARIES
                                   CONDENSED
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                               April 30, 2003
                                                                               --------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                  $         --
    Accounts receivable                                                                  --
    Deposits and prepaid expenses                                                        --
                                                                               ------------

              Total Current Assets                                                       --

              Total Assets                                                     $         --
                                                                               ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable and accrued liabilities                                    $    754,969
                                                                               ------------

              Total Liabilities                                                     754,969
                                                                               ------------

COMMITMENTS AND CONTINGENCIES                                                            --

Stockholders' Deficit
    Preferred stock, $.01 par value - 1,000,000 shares
     authorized; 500 shares issued and outstanding                                       --
    Common stock, $.01 par value - 1,005,000,000 shares
     authorized; 352,110,957 shares issued and outstanding                        3,521,720

Additional paid-in capital                                                       31,132,000
Accumulated deficit                                                             (35,408,689)

                     Total stockholders' deficit                                   (754,969)
                                                                               ------------

       Total liabilities and stockholders' deficit                             $         --
                                                                               ============


See the accompanying notes to these condensed consolidated financial statements.

                         TELYNX, INC. AND SUBSIDIARIES
                                   CONDENSED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                Three months ended April 30            Six months ended April 30
                                                                   2003             2002               2003                 2002
                                                                   ----             ----               ----                 ----
Net revenues                                                    $        --     $          --      $          --      $     479,000
Cost of revenue                                                          --                --                 --             95,000
                                                                -----------     -------------      -------------      -------------

       Gross profit                                                      --                --                 --            384,000


Operating expenses:
   Sales and marketing                                                   --           155,000                 --            218,000
   Services                                                              --            38,000                 --             97,000
   Research and development                                              --           100,000                 --            156,000
   Administrative and general expenses                                   --           176,000                 --            614,000
                                                                -----------     -------------      -------------      -------------

        Total operating expenses                                         --           469,000                 --          1,085,000
                                                                -----------     -------------      -------------      -------------


        Loss from operations                                             --          (469,000)                --           (701,000)


Other income (expense)
   Settlement/cancellation of debt                                       --                --          4,946,259                 --
   Loss on disposal of property                                          --                --            (33,614)                --
                                                                -----------     -------------      -------------      -------------

        Total other income (expense)                                     --                --          4,912,645                 --
                                                                -----------     -------------      -------------      -------------

   Interest Income                                                       --                --                 --                 --
   Interest Expense                                                      --          (152,000)                --           (369,000)
                                                                -----------     -------------      -------------      -------------

Net Income (Loss)                                               $        --     $    (621,000)     $   4,912,645      $  (1,070,000)
                                                                ===========     =============      =============      =============


Net income (loss) applicable to common shareholders             $        --     $    (621,000)     $   4,912,645      $  (1,070,000)
                                                                ===========     =============      =============      =============

Basic net income (loss) per common share                        $        --     $       (0.00)     $        0.03      $       (0.01)
                                                                ===========     =============      =============      =============

Weighted average shares outstanding                             187,784,770       223,552,962        187,784,770        213,215,023
                                                                ===========     =============      =============      =============


See the accompanying notes to these condensed consolidated financial statements.

                         TELYNX, INC. AND SUBSIDIARIES
                                   CONDENSED
                      COSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                     Six months ended April 30
                                                                                   2003                      2002
                                                                                   ----                      ----
Cash flows from operating activities:
  Net income (loss)                                                              $ 4,912,645            $(1,070,000)
  Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                       --                 44,000
      Beneficial conversion cost of convertible debt and warrants                         --                277,000
      Expenses and settlements paid with equity                                           --                344,000
      Loss on disposal of property/equipment                                          33,614                     --
      Cancellation/settlement of debt                                             (4,946,259)                    --
      Changes in assets and liabilities:
        Receivables                                                              $        --            $  (144,000)
        Prepaid expenses                                                                  --                (25,000)
        Other assets                                                                      --                     --
        Accounts payable and accrued liabilities                                          --                364,000
        Deferred revenue                                                                  --                (14,000)
                                                                                 -----------            -----------

          Net cash used in operating activities                                           --               (224,000)
                                                                                 -----------            -----------


Cash flows from investing activities:
  Additions to property and equipment                                            $        --            $        --
                                                                                 -----------            -----------

          Net cash used in investing activities                                           --                     --
                                                                                 -----------            -----------


Cash flows from financing activities:
      Proceeds from issuance of convertible debt                                 $        --            $   182,000
      Proceeds from issuance of stock and warrants                                        --                     --
      Borrowings on debt                                                                  --                     --
      Payment on convertible debt                                                         --                 (75,000)
      Other                                                                               --                     --
                                                                                 -----------            -----------

          Net provided by operating activities                                   $        --            $   107,000
                                                                                 -----------            -----------

Net increase (decrease) in cash and cash equivalents                                      --               (117,000)
Cash and cash equivalents, beginning of period                                            --                130,000
                                                                                 -----------            -----------

Cash and cash equivalents, end of period                                         $        --            $    13,000
                                                                                 ===========            ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest paid                                                              $        --            $        --
      Income taxes paid                                                                   --                     --
Non-cash financing activity:
      Conversion of debt for common shares                                                                   11,000
      Discount of beneficial conversion on debt                                                             215,000

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended April 30, 2003.

Telynx, Inc. ("Telynx" or the "Company" or "we"), formerly Meadowbrook Rehabilitation Group, Inc. and Cambio, Inc. acquired Cambio Networks, Inc. ("Networks") on September 14, 1998. From 1998 to 2002 we provided professional services and supplies software products for operations support systems of telecommunications networks. We encountered significant financial difficulties in the third quarter of 2002 and ceased operations in August 2002. We have remained in a dormant stage through April 30, 2003.

Liquidity and Capital Resources. We had no cash as of April 30, 2003, and no other current assets as of that date. Our total current liabilities were $754,969 as of April 30, 2003, which was represented solely by accounts payable and accrued expenses. We had no long term commitments or contingencies.

During the three months ended April 30, 2003, we had no investing activities as compared to the three months ended April 30, 2002, where we also had no investing activities.

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

FOR THE THREE MONTHS ENDED APRIL 30, 2003 COMPARED TO THE SAME PERIOD ENDED
---------------------------------------------------------------------------
APRIL 30, 2002.
---------------

Results of Operations.

Revenues. For the three months ended April 30, 2003, we did not generate any revenue from our operations. This is in comparison to the three months ended April 30, 2002, where we also did not generate any revenues, and as such had no cost of revenue and no gross profit.

Operating Expenses. For three months ended April 30, 2003, we had no operating expenses, since we conducted no operations during that period. We also had no other income or expenses, so that our operating expenses and net income was also zero for the three months ended April 30, 2003. This is in comparison to the three months ended April 30, 2002, where we had total operating expenses of $469,000, which was comprised of $155,000 in sales and marketing expenses, $38,000 represented by services, $100,000 represented by research and development, and $176,000 represented by general and administrative expenses. Therefore our loss from operations for the period ended April 30, 2002 was $469,000. We had interest expense of $152,000 so that our net loss for the period ended April 30, 2002 was $621,000. The change in our loss from operations and net loss is due to the fact that we had no expenses during the period ended April 30, 2003 as compared to the same period ended in 2002.

FOR THE SIX MONTHS ENDED APRIL 30, 2003 COMPARED TO THE SAME PERIOD ENDED APRIL
-------------------------------------------------------------------------------
30, 2002.
---------

Results of Operations.

Revenues. For the six months ended April 30, 2003, we did not generate any revenue from our operations. This is in comparison to $479,000 we had in net revenues for the six months ended April 30, 2002; after $95,000 in cost of revenue, we had $384,000 in gross profit for the six months ended April 30, 2002. The change in revenues is due to the fact that we ceased operations in August 2002.

Operating Expenses. For six months ended April 30, 2003, we had no operating expenses, since we conducted no operations during that period. We had $4,946,259 which was represented by the settlement/cancellation of debt. Less the amount of $33,614 represented by a loss on the disposal of property, we had $4,912,645 in other income, resulting in a net income for the six months ended April 30, 2003 of $4,912,645. This is in comparison to the six months ended April 30, 2002, where we had total operating expenses of $1,085,000, which was comprised of $218,000 in sales and marketing expenses, $97,000 represented by services, $156,000 represented by research and development, and $614,000 represented by general and administrative expenses. Therefore our loss from operations for the period was $701,000. We also had $369,000 in interest expense for the period ended April 30, 2002, making our net loss for the period $1,070,000. The change in our net income is due to the fact that we had no operations during the period ended April 30, 2003, but had other income represented by the settlement of the debt.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have generated no revenues since ceasing operations in August 2002. We were dormant from that time until April 2004. In recent months, our new management has been researching potential acquisitions of assets or operations, or other suitable business partners which will assist us in commencing new operations. We have not yet entered into any formal or binding agreement to proceed with our business development, and we cannot guaranty that we will acquire or begin any operations or assets, or enter into any similar transaction, or that in the event that we are able to recommence operations in any manner, that this effort will succeed or that such activity will increase the value of our common stock. We intend to continue to explore ways of restarting our business operations.

We had no cash as of April 30, 2003. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors.

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

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of April 30, 2003, the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

                                                Telynx, Inc.,
                                                a Delaware corporation


                                                By:  /s/ Talieh Safadi
August 29, 2006                                      --------------------------
                                                     Talieh Safadi, President,
                                                     CEO, and Director