Form 10QSB
period 2003-07-31
TELYNX INC
filed 2006-08-29
CIK 852164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of July 31, 2003, there were 187,784,770 shares of the issuer's $.01 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [_]   No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                         TELYNX, INC. AND SUBSIDIARIES
                                   CONDENSED
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                             July 31, 2003
                                                             -------------
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

                         TELYNX, INC. AND SUBSIDIARIES
                                   CONDENSED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                     Three months ended July 31        Nine months ended July 31
                                                         2003           2002             2003             2002
                                                         ----           ----             ----             ----

Net revenues                                          $         -   $           -    $           -    $     479,000
Cost of revenue                                                 -           2,598                -           97,598
                                                      -----------   -------------    -------------    -------------

       Gross profit                                             -          (2,598)               -          381,402


Operating expenses:
   Sales and marketing                                          -          40,034                -          258,034
   Services                                                     -          77,078                -          174,078
   Research and development                                     -         231,070                -          387,070
   Administrative and general expenses                          -         413,077                -        1,027,077
                                                      -----------   -------------    -------------    -------------

        Total operating expenses                                -         761,259                -        1,846,259
                                                      -----------   -------------    -------------    -------------


        Loss from operations                                    -        (763,857)               -       (1,464,857)


Other income (expense)
   Settlement/cancellation of debt                              -               -        4,946,259                -
   Loss on disposal of property                                 -               -          (33,614)               -
                                                      -----------   -------------    -------------    -------------

        Total other income (expense)                            -               -        4,912,645                -
                                                      -----------   -------------    -------------    -------------

   Interest Income                                              -               -                -                -
   Interest Expense                                             -        (172,189)               -         (541,189)
                                                      -----------   -------------    -------------    -------------

Net Income (Loss)                                     $         -   $    (936,046)   $   4,912,645    $  (2,006,046)
                                                      ===========   =============    =============    =============


Net income (loss) applicable to common shareholders   $         -   $    (936,046)   $   4,912,645    $  (2,006,046)
                                                      ===========   =============    =============    =============

Basic net income (loss) per common share              $         -   $       (0.00)   $        0.03    $       (0.01)
                                                      ===========   =============    =============    =============

Weighted average shares outstanding                   187,784,770     310,110,957      187,784,770      275,215,023
                                                      ===========   =============    =============    =============


See the accompanying notes to these condensed consolidated financial statements.

                         TELYNX, INC. AND SUBSIDIARIES
                                   CONDENSED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                             Nine months ended July 31
                                                                                2003           2002
                                                                                ----           ----
Cash flows from operating activities:
  Net income (loss)                                                         $ 4,912,645    $(2,006,046)
  Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                   -         47,000
      Beneficial conversion cost of convertible debt and warrants                     -        700,954
      Expenses and settlements paid with equity                                       -        344,000
      Loss on disposal of property/equipment                                     33,614              -
      Cancellation/settlement of debt                                        (4,946,259)             -
      Changes in assets and liabilities:
        Receivables                                                         $         -    $   103,000
        Prepaid expenses                                                              -        (19,154)
        Other assets                                                                  -              -
        Accounts payable and accrued liabilities                                      -        721,328
        Deferred revenue                                                              -        (14,000)
                                                                            -----------    -----------

          Net cash used in operating activities                                       -       (122,918)
                                                                            -----------    -----------


Cash flows from investing activities:
  Additions to property and equipment                                       $         -    $         -
                                                                            -----------    -----------

          Net cash used in investing activities                                       -              -
                                                                            -----------    -----------


Cash flows from financing activities:
      Proceeds from issuance of convertible debt                            $         -    $         -
      Proceeds from issuance of stock and warrants                                    -              -
      Borrowings on debt                                                              -              -
      Payment on convertible debt                                                     -
      Other                                                                           -              -
                                                                            -----------    -----------

          Net provided by operating activities                              $         -    $         -
                                                                            -----------    -----------

Net increase (decrease) in cash and cash equivalents                                  -       (122,918)
Cash and cash equivalents, beginning of period                                        -        130,000
                                                                            -----------    -----------

Cash and cash equivalents, end of period                                    $         -    $     7,082
                                                                            ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest paid                                                         $         -    $         -
      Income taxes paid                                                               -              -
Non-cash financing activity:
      Conversion of debt for common shares                                            -              -
      Discount of beneficial conversion on debt                                       -              -

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended July 31, 2003.

Telynx, Inc. ("Telynx" or the "Company" or "we"), formerly Meadowbrook Rehabilitation Group, Inc. and Cambio, Inc. acquired Cambio Networks, Inc. ("Networks") on September 14, 1998. From 1998 to 2002 we provided professional services and supplies software products for operations support systems of telecommunications networks. We encountered significant financial difficulties in the third quarter of 2002 and ceased operations in August 2002. We have remained in a dormant stage through July 31, 2003.

Liquidity and Capital Resources. We had no cash as of July 31, 2003, and no other current assets as of that date. Our total current liabilities were $754,969 as of July 31, 2003, which was represented solely by accounts payable and accrued expenses. We had no long term commitments or contingencies.

We believe that our negative operational cash flow will be alleviated by operations and investment. However, there can be no assurance that sales will increase or additional capital will be available on terms favorable to us. If adequate funds are not available to us, we will not be able to recommence operations and begin to generate revenue. If we are unable to raise additional capital in the future, we may not be able to continue as a going concern. As a result of the above conditions, our most recent audited financial statements contained a going concern opinion.

FOR THE THREE MONTHS ENDED JULY 31, 2003 COMPARED TO THE SAME PERIOD ENDED JULY
-------------------------------------------------------------------------------
31, 2002.
---------

Results of Operations.

Revenues. For the three months ended July 31, 2003, we did not generate any revenue from our operations. This is in comparison to $0 that we had in net revenues for the three months ended July 31, 2002; after $2,598 in cost of revenue, we had ($2,598) in gross profit for the three months ended July 31, 2002. The change in revenues is due to the fact that we ceased operations in August 2002.

Operating Expenses. For three months ended July 31, 2003, we had no operating expenses, since we conducted no operations during that period. Therefore our loss from operations was $0, and our net income for the three months ended July 31, 2003 was also $0. This is in comparison to the three months ended July 31, 2002, where we had operating expenses of $761,259, which were represented by $40,034 in sales and marketing, $77,078 in services, $231,070 represented by research and development, and $413,077 represented by administrative and marketing expenses. Therefore our loss from operations for the period was $763,857. We also had $172,189 in interest expense for the period ended July 31, 2002, making our net loss for the period $936,046. The change in our net income, operating expenses and net income is due to the fact that we had no operations after August 2002 and no operations during the period ended July 31, 2003.

FOR THE NINE MONTHS ENDED JULY 31, 2003 COMPARED TO THE SAME PERIOD ENDED JULY
------------------------------------------------------------------------------
31, 2002.
---------

Results of Operations.

Revenues. For the nine months ended July 31, 2003, we did not generate any revenue from our operations, and no cost of revenues. Therefore we had no gross profit for the nine months ended July 31, 2002. This is in comparison to the nine months ended July 31, 2002, where we generated $479,000 in revenues, and $97,598 for cost of revenue for the nine months ended July 31, 2003. Therefore, our gross profit was $381,402 for the nine months ended July 31, 2002. The change in profits, revenues and cost of revenues is due to the fact that we ceased operations in August 2002.

Operating Expenses. For nine months ended July 31, 2003, we had no operating expenses, since we conducted no operations during that period. We had $4,946,259 which was represented by the settlement/cancellation of debt. Less the amount of $33,614 represented by a loss on the disposal of property, we had $4,912,645 in other income, resulting in a net income for the nine months ended July 31, 2003 of $4,912,645. This is in comparison to the nine months ended July 31, 2002, where we had total operating expenses of $1,846,259, which was comprised of $258,034 in sales and marketing expenses, $174,078 represented by services, $387,070 represented by research and development, and $1,027,077 represented by general and administrative expenses. Therefore our loss from operations for the period was $1,464,857. We had interest expense of $541,189 for the period ended July 31, 2002, making our net loss for the period $2,006,046. The change in our net loss due to the fact that we had no operations during the period ended July 31, 2003, but had other income represented by the settlement of the debt.

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

We have no cash as of July 31, 2003. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors.

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

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of July 31, 2003, the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

                                        Telynx, Inc.,
                                        a Delaware corporation


August 29, 2006                         By:  /S/ Talieh Safadi
                                             -----------------------------------
                                        Talieh Safadi, President, CEO, and
                                        Director