Form 10QSB
period 2004-01-31
TELYNX INC
filed 2006-08-29
CIK 852164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of January 31, 2004, there were 187,784,770 shares of the issuer's $.01 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [_]   No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                         TELYNX, INC. AND SUBSIDIARIES
                                   CONDENSED
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                          January 31, 2004
                                                          ----------------
ASSETS
Current Assets:
    Cash and cash equivalents                               $          -
    Accounts receivable                                                -
    Deposits and prepaid expenses                                      -
                                                            ------------

              Total Current Assets                                     -

              Total Assets                                  $          -
                                                            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable and accrued liabilities                 $    754,969
                                                            ------------

              Total Liabilities                                  754,969
                                                            ------------

COMMITMENTS AND CONTINGENCIES                                          -

Stockholders' Deficit
    Preferred stock, $.01 par value - 1,000,000 shares
     authorized; 500 shares issued and outstanding                     -
    Common stock, $.01 par value - 1,005,000,000 shares
     authorized; 18,778,477 shares issued and outstanding        187,785

Additional paid-in capital                                    34,465,935
Accumulated deficit                                          (35,408,689)

                     Total stockholders' deficit                (754,969)
                                                            ------------

       Total liabilities and stockholders' deficit          $          -
                                                            ============

See the accompanying notes to these condensed consolidated financial statements.

                         TELYNX, INC. AND SUBSIDIARIES
                                   CONDENSED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   Three months ended January 31
                                                        2004           2003
                                                     ----------   -------------

Net revenues                                         $        -   $           -
Cost of revenue                                               -               -
                                                     ----------   -------------

       Gross profit                                           -               -


Operating expenses:
   Sales and marketing                                        -               -
   Services                                                   -               -
   Research and development                                   -               -
   Administrative and general expenses                        -               -
                                                     ----------   -------------

        Total operating expenses                              -               -
                                                     ----------   -------------


        Loss from operations                                  -               -


Other income (expense)
   Settlement/cancellation of debt                            -       4,946,259
   Loss on disposal of property                               -         (33,614)
                                                     ----------   -------------

        Total other income (expense)                          -       4,912,645
                                                     ----------   -------------

   Interest Income                                            -               -
   Interest Expense                                           -               -
                                                     ----------   -------------

Net Income (Loss)                                    $        -   $   4,912,645
                                                     ==========   =============


Net income (loss) applicable to common shareholders  $        -   $   4,912,645
                                                     ==========   =============

Basic net income (loss) per common share             $        -   $        0.03
                                                     ==========   =============

Weighted average shares outstanding                  18,778,477     187,784,770
                                                     ==========   =============


See the accompanying notes to these condensed consolidated financial statements.

                         TELYNX, INC. AND SUBSIDIARIES
                                   CONDENSED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                           Three months ended January 31
                                                                                 2004        2003
                                                                                -------   -----------

Cash flows from operating activities:
  Net income (loss)                                                             $     -   $ 4,912,645
  Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                   -             -
      Beneficial conversion cost of convertible debt and warrants
      Expenses and settlements paid with equity                                       -             -
      Loss on disposal of property/equipment                                          -        33,614
      Cancellation/settlement of debt                                                 -    (4,946,259)
      Changes in assets and liabilities:
        Receivables                                                             $     -   $         -
        Prepaid expenses                                                              -             -
        Other assets                                                                  -             -
        Accounts payable and accrued liabilities                                      -             -
        Deferred revenue                                                              -             -
                                                                                -------   -----------

          Net cash used in operating activities                                       -             -
                                                                                -------   -----------


Cash flows from investing activities:
  Additions to property and equipment                                           $     -   $         -
                                                                                -------   -----------

          Net cash used in investing activities                                       -             -
                                                                                -------   -----------


Cash flows from financing activities:
      Proceeds from issuance of convertible debt                                $     -   $         -
      Proceeds from issuance of stock and warrants                                    -             -
      Borrowings on debt                                                              -             -
      Payment on convertible debt
      Other                                                                           -             -
                                                                                -------   -----------

          Net provided by operating activities                                  $     -   $         -
                                                                                -------   -----------

Net increase (decrease) in cash and cash equivalents                                  -             -
Cash and cash equivalents, beginning of period                                        -             -
                                                                                -------   -----------

Cash and cash equivalents, end of period                                        $     -   $         -
                                                                                =======   ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest paid                                                             $     -   $         -
      Income taxes paid                                                               -             -
Non-cash financing activity:
      Conversion of debt for common shares
      Discount of beneficial conversion on debt

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended January 31, 2004.

Telynx, Inc. ("Telynx" or the "Company" or "we"), formerly Meadowbrook Rehabilitation Group, Inc. and Cambio, Inc. acquired Cambio Networks, Inc. ("Networks") on September 14, 1998. From 1998 to 2002 we provided professional services and supplies software products for operations support systems of telecommunications networks. We encountered significant financial difficulties in the third quarter of 2002 and ceased operations in August 2002. We have remained in a dormant stage through January 31, 2004.

Liquidity and Capital Resources. We had no cash as of January 31, 2004, and no other current assets as of that date. Our total current liabilities were $754,969 as of January 31, 2004, which was represented solely by accounts payable and accrued expenses. We had no long term commitments or contingencies.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2004 COMPARED TO THE SAME PERIOD ENDED JANUARY 31, 2003.

Results of Operations.

Revenues. For the three months ended January 31, 2004, we did not generate any revenue from our operations. This is in comparison to the three months ended January 31, 2003 where we also had no revenues. We were dormant after ceasing operations in August 2002 through the period ended January 31, 2004.

Operating Expenses. For three months ended January 31, 2004, we had no operating expenses, since we conducted no operations during that period. Therefore we had no loss from operations and no net income for the three months ended January 31, 2004. This is in comparison to the three months ended January 31, 2003, where we had also had no operating expenses, since we were dormant and conducted no operations during that period. Therefore our loss from operations for the period was $0. However, during the three months ended January 31, 2003, we had $4,946,259 which was represented by the settlement/cancellation of debt. Less $33,614 represented by a loss on the disposal of property, we therefore had $4,912,645 in other income, resulting in a net income for the three months ended January 31, 2003 of $4,912,645. The change in our net income is due to the fact that we had no operations during either period ended January 31, 2004 or the period ended January 31, 2003, but had other income during the period ended January 31, 2003, which was represented by the settlement of the debt.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have generated no revenues since ceasing operations in August 2002. We were dormant from that time until April 2004. In recent months, our management has been researching potential acquisitions of assets or operations, or other suitable business partners which will assist us in commencing new operations. We have not yet entered into any formal or binding agreement to proceed with our business development, and we cannot guaranty that we will acquire or begin any operations or assets, or enter into any similar transaction, or that in the event that we are able to recommence operations in any manner, that this effort will succeed or that such activity will increase the value of our common stock. We intend to continue to explore ways of restarting our business operations.

We have no cash as of January 31, 2004. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors.

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

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of January 31, 2004, the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

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