Form 10QSB
period 2004-04-30
TELYNX INC
filed 2006-08-29
CIK 852164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of April 30, 2004, there were 187,784,770 shares of the issuer's $.01 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [_]   No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
----------------------------

                         TELYNX, INC. AND SUBSIDIARIES
                                   CONDENSED
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                           April 30, 2004
                                                           --------------
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

                         TELYNX, INC. AND SUBSIDIARIES
                                   CONDENSED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                    Three months ended April 30  Six months ended April 30
                                                         2004         2003          2004          2003
                                                         ----         ----          ----          ----

Net revenues                                          $        -   $         -   $        -   $           -
Cost of revenue                                                -             -            -               -
                                                      ----------   -----------   ----------   -------------

       Gross profit                                            -             -            -               -


Operating expenses:
   Sales and marketing                                         -             -            -               -
   Services                                                    -             -            -               -
   Research and development                                    -             -            -               -
   Administrative and general expenses                         -             -            -               -
                                                      ----------   -----------   ----------   -------------

        Total operating expenses                               -             -            -               -
                                                      ----------   -----------   ----------   -------------


        Loss from operations                                   -             -            -               -


Other income (expense)
   Settlement/cancellation of debt                             -             -            -       4,946,259
   Loss on disposal of property                                -             -            -         (33,614)
                                                      ----------   -----------   ----------   -------------

        Total other income (expense)                           -             -            -       4,912,645
                                                      ----------   -----------   ----------   -------------

   Interest Income                                             -             -            -               -
   Interest Expense                                            -             -            -               -
                                                      ----------   -----------   ----------   -------------

Net Income (Loss)                                     $        -   $         -   $        -   $   4,912,645
                                                      ==========   ===========   ==========   =============


Net income (loss) applicable to common shareholders   $        -   $         -   $        -   $   4,912,645
                                                      ==========   ===========   ==========   =============

Basic net income (loss) per common share              $        -   $         -   $        -   $        0.03
                                                      ==========   ===========   ==========   =============

Weighted average shares outstanding                   18,778,477   187,784,770   18,778,477     187,784,770
                                                      ==========   ===========   ==========   =============


See the accompanying notes to these condensed consolidated financial statements.

                         TELYNX, INC. AND SUBSIDIARIES
                                   CONDENSED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                              Six months ended April 30
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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended April 30, 2004.

Telynx, Inc. ("Telynx" or the "Company" or "we"), formerly Meadowbrook Rehabilitation Group, Inc. and Cambio, Inc. acquired Cambio Networks, Inc. ("Networks") on September 14, 1998. From 1998 to 2002 we provided professional services and supplies software products for operations support systems of telecommunications networks. We encountered significant financial difficulties in the third quarter of 2002 and ceased operations in August 2002. We have remained in a dormant stage through the subsequent periods and commenced operations during April 2004 under the direction of our new management.

Liquidity and Capital Resources. We had no cash as of April 30, 2004, and no other current assets as of that date. Our total current liabilities were $754,969 as of April 30, 2004, which was represented solely by accounts payable and accrued expenses. We had no long term commitments or contingencies.

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

FOR THE THREE MONTHS ENDED APRIL 30, 2004 COMPARED TO THE SAME PERIOD ENDED
---------------------------------------------------------------------------
APRIL 30, 2003.
---------------

Results of Operations.

Revenues. For the three months ended April 30, 2004, we did not generate any revenue from our operations. We did not generate any revenues during the three months ended April 30, 2003. We did not generate any revenues during either period because we ceased operations in August 2002. We did not take any actions to recommence operations until April 2004.

Operating Expenses. For three months ended April 30, 2004, we had no operating expenses, since we conducted no operations during that period. We also had no other income and no net income. This is in comparison to the three months ended April 30, 2003, where we also had no operating expenses, no other income and no net income because we conducted no operations during that period. This is because we ceased operations in August 2002 and were dormant until April 2004.

FOR THE SIX MONTHS ENDED APRIL 30, 2004 COMPARED TO THE SAME PERIOD ENDED APRIL
-------------------------------------------------------------------------------
30, 2003.
---------

Results of Operations.

Revenues. For the six months ended April 30, 2004, we did not generate any revenue from our operations. We did not generate any revenues during the three months ended April 30, 2003. We did not generate any revenues during either period because we ceased operations in August 2002. We did not take any actions to recommence operations until April 2004.

Operating Expenses. For six months ended April 30, 2004, we had no operating expenses, since we conducted no operations during that period. We also had no other income and no net income. This is in comparison to the six months ended April 30, 2003, where we had no operating expenses. However, for the six months period ended April 30, 2003, we had $4,946,259 which was represented by the settlement/cancellation of debt. Less the amount of $33,614 represented by a loss on the disposal of property, we had $4,912,645 in other income, resulting in a net income for the six months ended April 30, 2004 of $4,912,645. The change in our net income is due to the fact that we had no operations during the period ended April 30, 2004, but had other income represented by the settlement of the debt. We had no income because we ceased operations in August 2002 and were dormant until April 2004.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have generated no revenues since ceasing operations in August 2002. We were dormant from that time April 2004. In recent months, our new management has been researching potential acquisitions of assets or operations, or other suitable business partners which will assist us in commencing new operations. We have not yet entered into any formal or binding agreement to proceed with our business development, and we cannot guaranty that we will acquire or begin any operations or assets, or enter into any similar transaction, or that in the event that we are able to recommence operations in any manner, that this effort will succeed or that such activity will increase the value of our common stock. We intend to continue to explore ways of restarting our business operations.

We have no cash as of April 30, 2004. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors.

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

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of April 30, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

During the quarter ended April 30, 2004, we issued Paul Mataras and Talieh Safadi each 45,000 preferred Series C shares due to change of management. Each Series C preferred stock is converted to 80,000 common Class A shares.

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