Form 10QSB
period 2004-07-31
TELYNX INC
filed 2006-08-29
CIK 852164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    --------------------

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

                 13520 Rye St. Suite 105, Sherman Oaks, CA 91423
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 857-6736
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of July 31, 2004, there were 23,778,477 shares of the issuer's $.01 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [_]   No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                         TELYNX, INC. AND SUBSIDIARIES
                                   CONDENSED
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                             July 31, 2004
                                                                             -------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                $     53,695
    Accounts receivable                                                                --
    Deposits and prepaid expenses                                                      --
                                                                             ------------

              Total Current Assets                                                 53,695

              Total Assets                                                   $     53,695
                                                                             ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable and accrued liabilities                                  $    754,969
                                                                             ------------

              Total Liabilities                                                   754,969
                                                                             ------------

COMMITMENTS AND CONTINGENCIES                                                          --

Stockholders' Deficit
    Preferred stock, $.01 par value - 1,000,000 shares
     authorized; 500 shares issued and outstanding                                     --
    Common stock, $.01 par value - 1,005,000,000 shares
     authorized; 23,778,477 shares issued and outstanding                         237,785

Additional paid-in capital                                                     34,432,335
Accumulated deficit                                                           (35,371,394)

                     Total stockholders' deficit                                 (701,274)
                                                                             ------------

       Total liabilities and stockholders' deficit                           $     53,695
                                                                             ============


See the accompanying notes to these condensed consolidated financial statements.

                          TELYNX, INC. AND SUBSIDIARIES
                                   CONDENSED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                Three months ended July 31        Nine months ended July 31
                                                                   2004            2003              2004             2003
                                                                   ----            ----              ----             ----
Net revenues                                                  $      70,000     $        --     $      70,000     $          --
Cost of revenue                                                          --              --                --                --
                                                              -------------     -----------     -------------     -------------

       Gross profit                                                  70,000              --            70,000                --


Operating expenses:
   Sales and marketing                                                1,466              --             1,466                --
   Services                                                          15,000              --            15,000                --
   Research and development                                              --              --                --                --
   Administrative and general expenses                               16,239              --            16,239                --
                                                              -------------     -----------     -------------     -------------

        Total operating expenses                                     32,705              --            32,705                --
                                                              -------------     -----------     -------------     -------------


        Income from operations                                       37,295              --            37,295                --


Other income (expense)
   Settlement/cancellation of debt                                       --              --                --         4,946,259
   Loss on disposal of property                                          --              --                --           (33,614)
                                                              -------------     -----------     -------------     -------------

        Total other income (expense)                                     --              --                --         4,912,645
                                                              -------------     -----------     -------------     -------------

   Interest Income                                                       --              --                --                --
   Interest Expense                                                      --              --                --                --
                                                              -------------     -----------     -------------     -------------

Net Income (Loss)                                             $      37,295     $        --     $      37,295     $   4,912,645
                                                              =============     ===========     =============     =============


Net income (loss) applicable to common shareholders           $      37,295     $        --     $      37,295     $   4,912,645
                                                              =============     ===========     =============     =============

Basic net income (loss) per common share                      $        0.00     $        --     $        0.00     $        0.03
                                                              =============     ===========     =============     =============

Weighted average shares outstanding                              20,445,144     187,784,770        19,334,033       187,784,770
                                                              =============     ===========     =============     =============


See the accompanying notes to these condensed consolidated financial statements.

                         TELYNX, INC. AND SUBSIDIARIES
                                   CONDENSED
                      COSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    Nine months ended July 31
                                                                                   2004                  2003
                                                                                   ----                  ----
Cash flows from operating activities:
  Net income (loss)                                                            $    37,295           $ 4,912,645
  Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                     --                    --
      Beneficial conversion cost of convertible debt and warrants
      Expenses and settlements paid with equity                                     15,000                    --
      Loss on disposal of property/equipment                                            --                33,614
      Cancellation/settlement of debt                                                   --            (4,946,259)
      Changes in assets and liabilities:
        Receivables                                                            $        --           $        --
        Prepaid expenses                                                                --                    --
        Other assets                                                                    --                    --
        Accounts payable and accrued liabilities                                        --                    --
        Deferred revenue                                                                --                    --
                                                                               -----------           -----------

          Net cash used in operating activities                                     52,295                    --
                                                                               -----------           -----------

Cash flows from investing activities:
  Additions to property and equipment                                          $        --           $        --
                                                                               -----------           -----------

          Net cash used in investing activities                                         --                    --
                                                                               -----------           -----------

Cash flows from financing activities:
      Proceeds from issuance of convertible debt                               $        --           $        --
      Proceeds from issuance of stock and warrants                                      --                    --
      Borrowings on debt                                                                --                    --
      Payment on convertible debt
      Other                                                                          1,400                    --
                                                                               -----------           -----------

          Net provided by operating activities                                 $     1,400           $        --
                                                                               -----------           -----------

Net increase (decrease) in cash and cash equivalents                                53,695                    --
Cash and cash equivalents, beginning of period                                          --                    --
                                                                               -----------           -----------

Cash and cash equivalents, end of period                                       $    53,695           $        --
                                                                               ===========           ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest paid                                                            $        --           $        --
      Income taxes paid                                                                 --                    --
Non-cash financing activity:
      Conversion of debt for common shares                                              --                    --
      Discount of beneficial conversion on debt                                         --                    --


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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended July 31, 2004.

Telynx, Inc. ("Telynx" or the "Company" or "we"), formerly Meadowbrook Rehabilitation Group, Inc. and Cambio, Inc. acquired Cambio Networks, Inc. ("Networks") on September 14, 1998. From 1998 to 2002 we provided professional services and supplies software products for operations support systems of telecommunications networks. We encountered significant financial difficulties in the third quarter of 2002 and ceased operations in August 2002. We recommenced operations in April 2004.

Liquidity and Capital Resources. We had cash of $53,695 as of July 31, 2004, and no other current assets as of that date. Our total current liabilities were $754,969 as of July 31, 2004, which was represented solely by accounts payable and accrued expenses. We had no long term commitments or contingencies.

We believe that our negative operational cash flow will be alleviated by operations and investment. We were not conducting any operations from August 2002 through April 2004. However, there can be no assurance that, in the future, we will conduct operations resulting in any revenue, or that additional operating capital will be available on terms favorable to us. If adequate funds are not available to us, we will not be able to recommence operations and begin to generate revenue. If we are unable to raise additional capital in the future, we may not be able to continue as a going concern. As a result of the above conditions, our most recent audited financial statements contained a going concern opinion.

FOR THE THREE MONTHS ENDED JULY 31, 2004 COMPARED TO THE SAME PERIOD ENDED
--------------------------------------------------------------------------
JULY 31, 2003.
--------------

Results of Operations.

Revenues. For the three months ended July 31, 2004, we generated $70,000 in revenues from our operations, and with no cost of revenue, had $70,000 in gross profit. This is in comparison to $0 that we had in revenues for the three months ended July 31, 2003, along with no cost of revenue and no gross profit for the three months ended July 31, 2003. The change in revenues is due to the fact that we were dormant from August 2002 through, and commenced operations again during April 2004.

Operating Expenses. For three months ended July 31, 2004, we had $32,705 in operating expenses, which were represented by $1,466 in sales and marketing, $15,000 in services, $0 represented by research and development, and $16,239 represented by administrative and marketing expenses. Therefore our income from operations was $37,295, and our net income for the three months ended July 31, 2004 was also $37,295. This is in comparison to the three months ended July 31, 2003, during which time we were dormant and had no operations. Therefore, for the three months ended July 31, 2003, we had no operating expenses, no other income or expenses and no net income. The change in our net income, operating expenses and net income is due to the fact that we had no operations after August 2002 and began operations during April 2004.

FOR THE NINE MONTHS ENDED JULY 31, 2004 COMPARED TO THE SAME PERIOD ENDED
-------------------------------------------------------------------------
JULY 31, 2003.
--------------

Results of Operations.

Revenues. For the nine months ended July 31, 2004, we generated $70,000 in revenues from our operations, and with no cost of revenue, had $70,000 in gross profit. This is in comparison to $0 that we had in revenues for the three months ended July 31, 2003, along with no cost of revenue and no gross profit for the three months ended July 31, 2003. The change in revenues is due to the fact that we were dormant from August 2002 through, and commenced operations again during April 2004.

Operating Expenses. For nine months ended July 31, 2004, we had $32,705 in operating expenses, which were represented by $1,466 in sales and marketing, $15,000 in services, $0 represented by research and development, and $16,239 represented by administrative and marketing expenses. Therefore our income from operations was $37,295, and our net income for the three months ended July 31, 2004 was also $37,295. This is in comparison to the nine months ended July 31, 2003, during which time we were dormant and had no operations. Therefore, for the nine months ended July 31, 2003, we had no operating expenses, no other operating income or expenses. However, during the nine months ended July 31, 2003, we had other income of $4,946,259 from the settlement or cancellation of debt, less $33,614 for loss on disposal of property, for total other income of $4,912,645. Therefore our net income for the nine month period ended July 31, 2003 was $4,912,645. The change in our net income is due to the fact that we did not recommence operations until April 2004, but had other income represented by the settlement of the debt.

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

We had cash of $53,695 as of July 31, 2004. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors.

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

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of July 31, 2004, the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

During the quarter ended July 31, 2004, the board of directors approved a 10 to 1 reverse split. The reverse was effective on July 14, 2004.

During the same period, the Company entered into an agreement for consulting services to third parties paid for by the Company's Class A common stock. Total shares issued for these services were 5,000,000 shares of the Company's Class A common stock for a total consideration of $50,000.


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