Form 10KSB
period 2004-10-31
TELYNX INC
filed 2006-08-29
CIK 852164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2004

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

               13520 Rye Street, Suite 105, Sherman Oaks, Ca 91423
                    (Address of Principal Executive Offices)
                                 (310) 857-6736
              (Registrant's telephone number, including area code)

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [_].

The aggregate market value of the voting stock (Class A Common Stock, $.01 par value) held by non-affiliates of the registrant on October 31, 2004 was $102,526.95 based on the closing sales price of the Class A Common Stock on such date.

The number of shares of Class A Common Stock outstanding on October 31, 2004 was 51,263,477. There are no shares of Class B Common Stock outstanding.

Telynx, Inc. revenue for the twelve months ending October 31, 2004 was $147,000.

                    DOCUMENTS INCORPORATED BY REFERENCE None.

     TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [_] NO [x]

                                  TELYNX, INC.

                                2004 Form 10-KSB

                                Table of Contents

PART I ......................................................................3

Item 1.     Description of Business .........................................3
Item 2.     Description of Property .........................................8
Item 3.     Legal Proceedings ...............................................8
Item 4.     Submission of Matters to a Vote of Security Holders .............8

PART II .....................................................................9

Item 5      Market for Common Equity and Related Stockholder Matters ........9
Item 6      Management's Discussion and Analysis or Plan of Operation .......13
Item 7      Financial Statements ............................................17
Item 8      Changes in and Disagreements With Accountants on Accounting
            And Financial Disclosure ........................................21
Item 8A     Controls and Procedures .........................................21
Item 8B     Other Information ...............................................22

PART III ....................................................................22

Item 9      Directors, Executive Officers, Promoters and Control Persons ....22
Item 10     Executive Compensation ..........................................24
Item 11     Security Ownership of Certain Beneficial Owners and Management ..25
Item 12     Certain Relationships and Related Transactions ..................26
Item 13     Exhibits ........................................................26
Item 14     Principal Accountant Fees and Services ..........................27

            Signatures ......................................................29

PART 1

Item 1      Description of Business

We were dormant from August 2002 until April 2004. We design and market a line of software products and related services to telecommunications service providers. Specifically, our software is designed to be an integral part of the operations support system environment of telecommunications service providers. Our software is designed to track inventory, provision new telecommunications service, and provide a tool for managing network bandwidth. While the software is designed to manage telecommunications service provider networks, we believe it can also be used to track and manage any network. Our services relate to the implementation of our software and the general consulting surrounding network management.

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

Our goal is to become the premier provider of software solutions by providing the telecommunications and wireless communication industries with the highest utilization of their capital and giving our customers competitive advantage in providing new and enhanced services within their markets. We continually strive to broaden our solution offerings to increase market share for our customers by delivering end-to-end turnkey solutions amplifying usability and simplicity designed for end user. Based on estimates from Frost & Sullivan, the total Operations Support Systems (OSS) market is estimated at over $16 billion in the year 2002. Inventory/Provisioning represents 3% of this market. We hope that we will be able to broaden our offerings into other areas within the space such as service activation and work flow management. We hope that this will provide additional market potential for us in the coming years.

On September 30, 2002 we transferred all our records into storage and closed our doors.

On March 31, 2004, Paul Mataras and Talieh Safadi came to an agreement with the former Board of Directors to form our new management team. We filed a report on Form 8-K on April 12, 2004 to report that change. At that time, we were trying to address our liability issues and other compliance issues. We have not timely filed any period reports since our 2002 fiscal year. Our last timely quarterly report on Form 10-QSB was for the quarter ended July 31, 2002 filed on September 9, 2002; our last timely annual report on Form 10-KSB was for the fiscal year ended October 31, 2001 filed on February 13, 2002.

Products and Services

We offer inventory control and provisioning and trouble ticket management solutions to the telecommunications, wireless, cable, VoIP (Voice over Internet Protocol) and ISP (Internet Service Provider) markets. Our technology solutions are geared at streamlining and reducing provisioning intervals and addressing revenue leakage for telecommunications service providers. We released our current flagship product Telynx v2, in March of 2001 and we believe it was met with wide acceptance from the market, partners, and customers at that time. We were dormant between August 2002 and April 2004 and were unable to conduct operations during that time. In April 2004, we began investigating ways to resume operations.

Product Improvements

In September of 2000, we released a re-engineered version of the original netRunner product to market, netRunner CMP v5. Significant time and effort was spent in re-engineering the product to be a completely open and scalable architecture based on industry standards. We believe that scalability and open interfaces are seen as the keys to market penetration moving forward. Version 5 was further enhanced in architecture and was introduced as Telynx v2 in March of 2001. We believe that Telynx v2 was very well received in the market by our partners, by prospects viewing the product and by the industry forums in which we participate. We use a variety of sources for input into the product direction and functionality. These sources consist of industry forums, telecommunications consultants, customer usage and general industry trends from key periodicals.

In May of 2001, we announced our new Revenue Assurance offering. Revenue Assurance is a new market space for us, but remains in the OSS space. Revenue Assurance is the process by which a carrier/service provider validates that it is billing for services provided, accurately rating plans for billing, and assuring that service is properly provisioned. Frost & Sullivan and Deloitte Touche estimated in 1998 and 2000, through their readily available newsletter on the telecommunications industry, that somewhere between 2-12% of revenue is lost due to one of these factors. These reports are available on-line through the respective web sites. Some fees may apply. In times of increasing competition and the need to show clear value differentiation, we believe that our Revenue Assurance offering is a cost-effective solution.

In September 2002, we were about to release Telynx 2.0, which was to include the Revenue Assurance module. We had hoped that this would give us more product capability and allow us to grow a lot faster. Unfortunately, we did not have sufficient funds to continue operating and had to close our doors.

In April 2004, our new management team of Messrs. Mataras and Safadi. In August 2004, we reviewed the Telynx 2.0 release of the product and we found it inadequate for release and lack of compliance to our requirements. We made a decision to redesign the products. Our first release date was scheduled to be April 16, 2005, at the Telemanagement Forum World Conference in Nice, France. As of today we still have not officially released any products.

Professional Services

Since July 2000, we have continued to engage in services for the Telecom Egypt project. These services relate to additional customization that Hewlett Packard ("HP") had contracted with us to provide. We met all deliverables against the original contract. We believe that our expertise and quality of deliverables caused HP to continue engaging us for other related services. In January of 2001, we completed and received customer sign-off for the TM Touch Wireless project. The project was officially commissioned with Hewlett Packard and Telecom Cellular on May 2, 2001. We also successfully completed our implementation with Avista Communications. Final project deliverables were completed in June of 2001. We also began projects with Ericsson and the City of Toulouse in France. In June of 2001, we announced an initial project with Saudi Telecom for data loading. However, due to lack of operational funds the company could not meet its obligations.

In July 2004, we continued to engage in services for the Telecom Egypt project. These services relate to additional support services contracted to Hewlett Packard for the Telecom Egypt project.

Marketing and Sales

We are targeting the telecommunications market with our suite of products and solutions. We believe that the telecommunications industry is primarily focused in the area of providing convergent services to the public and private sector. These services include voice, data and multi-media. Our management team estimates that our solution offering is positioned to cover the asset management platform that is considered a crucial part of the Operations Support Systems
(OSS) area of the telecommunication industry, including the fixed line, wireless, cable, VoIP, and ISP segments. We believe that providing a system that assists in the areas of network inventory, provisioning, circuit allocation and assignment, as well as bandwidth utilization helps the service providers with faster time to market activity and more reliable service maintenance.

Our marketing activity is focused on the service providers. This market includes the Regional Bell Operating Company (RBOCs), Competitive Local Exchange Carrier (CLECs), Incumbent Local Exchange Carrier (ILECs), Broadband providers, cellular, Public Telephone and Telegraph (PTTs), cable operators, Voice over IP
(VoIP) providers and Internet providers. We concentrate our attention on joining the forums in which new strategies are molded and service providers look for guidance. Our involvement in the TMF (Telemanagement Forum) is such an example. Other marketing activities include the joint representation between us and our partners in trade shows and specialized exhibitions.

We believe that our market potential on a global basis is significant. In our management's estimation, there are several factors to which this growth potential can be attributed. First, deregulation of telecommunications is occurring on a global scale. We believe this causes significant expansion in the market where previously it was fixed. In addition, we believe that the worldwide demand for bandwidth has caused an explosion in infrastructure building. This infrastructure is both wire line based and wireless based. Therefore, our sales strategy is both direct and indirect. We intend to leverage our partner relationship to penetrate markets we currently do not have resources to focus on directly and we are directly targeting the North American, European, Middle Eastern, and Asian markets.

Our recent closure and lack of product improvements over two years has forced us to change our approach to the market. We used to concentrate on tier-1 accounts. This limited our marketing effort. By re-designing the product and making the use of the product over the internet, we believe we can increase our potential customer base from 1,200 companies to over 200,000 world-wide. Our management believes that all these changes can give us the ability to work with tier-2 and tier-3 companies, expanding our potential market. We believe that this new approach would allow any potential user to join our program and make access to our product easy and cost effective. In addition, we hope that this new marketing approach will generate re-occurring income, which will provide us with more financial stability.

Partnership and Alliance

The market requires that we have both a competitive and a collaborative strategy. We believe that the industry is driving the OSS market away from point solutions and towards a single solution offering. Our partnership and alliance strategy is designed with this in mind. We hope to leverage our market presence by adhering to the OSS/J Initiative, 3GPP, eTOM and NGOSS standards which are the latest standards in the business. Also, as of September 2004, we rejoined the Telemanagement Forum, a primary organization that deals with industry standards and support for its members.

Software Development

We continue to focus our product development on our basic software products, which consist of modules that perform Inventory Control and Provisioning, along with Service and Support modules and Resource Time Management modules. We anticipate adding additional capabilities that relate to data loading, data synchronization with live networks, revenue assurance, order management, and activation. Our management expects there to be an ever increasing demand for integration into existing environments. We believe that the new version of the software, known as Telynx II is the most flexible, more feature filled and easiest to use product in the market. Telynx II is based on Web services which we believe makes the product very attractive to many organizations from economical and ease of use perspective. In addition, it is widely known that the key to a successful flow-through provisioning system is the data and how it is handled. We believe that how data is input, how it is migrated, how it is maintained and the processes for accomplishing this are the determining factors in successful implementations. Our management is of the opinion that we are already seeing the demand for products and services in this regard, and therefore, we have begun to develop solutions to address them.

Competition

Competition in the telecommunications markets is intense. However, we believe that the segment of the market within which we compete is currently under-served. Our top five competitors are Netcracker, Cramer Systems Europe Ltd., Eftia, Telecordia and Metasolv. The combined revenue for inventory/provisioning solutions provided by these vendors is less than the total market size as reported by Frost & Sullivan. While competition in this segment is not intense, we estimate that the rapid changes within the industry as a whole could change this. We hope that our continued development of enhanced network management and operational support systems should broaden the range of available competing products. Competitors include hardware manufacturers that have developed software (or obtained software from third parties) to operate on their hardware. We also encounter competition from a large number of small software developers, which sell software or integrated systems either for specific industries or applications within those industries.

Yet we can say that none of our competitors provides their products or services over the Internet.

We believe that in order to maintain and improve our competitive position, we must continue to offer comprehensive services that help customers effectively implement a complete, integrated software solution by providing a full range of industry-leading consulting, integration, training and customer support services. The timely delivery of flexible, cost-effective solutions for the growing dynamic marketplace will continue to be our competitive initiative. We believe our international focus provides a competitive advantage moving forward. Some of our competitors have little or no international presence.

Intellectual Property and Proprietary Rights

We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect own proprietary rights. Presently, we have no patents, no patent applications on file, and no intent to file patent applications in the near future. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees, distributors and corporate partners, and license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In selling our products, we rely on both signed license agreements and "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. Currently, we have issued Telynx Version 3.0. This release is totally owned by us and there are no longer any source code co-ownership issues we had with prior software sold. The initial netRunner product was acquired technology in 1998. Under a joint code-ownership agreement with Phifer Consulting, the code was developed and exclusively marketed by Telynx. Release 4.5 of netRunner in February of 1999 was developed exclusively by us. The co-ownership agreement of original source code was terminated by the mutual agreement between Phifer Consulting and us. The Telynx II is totally owned by us.

We have secured the domain name www.telynx.net for the company. The website provides the public with information about the company, its product, and services. We also provide a link to all press releases or updates issued by the company.

Research and Development

We opened a Research, Development and Support office in Northern Israel to develop the new version of its software. This office is approximately 800 square feet in size and is leased at a rate of $250 per month. We currently have three developers.

The main focus of these engineers is to write codes for the new product. In the early stage, most of the time was spent on evaluating the Telynx II and its marketability.

The office was designed to keep the over head low. The operation was fully funded from revenues received by the company through the HP contract.

Government Regulation

Employees

Item 2      Description of Property

Our corporate office which are the accounting and administrative offices are located at 13520 Rye Street, Suite 105, Sherman Oaks, California 91423. Our offices are approximately 1000 square feet in size and are leased at a rate of $500 per month. This office is also used by the Law Offices of Beth N. Ochoa. We believe our facilities are adequate for our purposes and that similar facilities would be available if required.

We opened a Research, Development and Support office in Northern Israel to develop the new version of its software. This office is approximately 800 square feet in size and is leased at a rate of $250 per month. We currently have three developers.

Item 3      Legal Proceedings

We have no lawsuits outstanding nor are any legal actions contemplated by us at this time.

However, it is reasonable to expect various litigation matters primarily involved with vendors and arising out of the ordinary course of business. If such even takes place we are prepared to aggressively defend or otherwise resolve any litigation.

Item 4      Submission of Matters to a Vote of Security Holders

In July 2004, the majority stockholders which also represent a supermajority, held a meeting and voted to impose a ten to one reverse split reducing our issued and outstanding shares of common stock from 187,784,770 to 18,778,477. Also, we changed our CUSIP Number to 87972E 30 8 in conjunction with a mandatory certificate exchange and we changed our ticker symbol to TLYN.

PART 2

Item 5      Market for Common Equity and Related Stockholder Matters

Reports to Security Holders
We are a reporting company with the Securities and Exchange Commission. The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

Common Stock

In July 2000, we increased its authorized Class A common shares from 50,000,000 shares to 200,000,000 shares. Effective June 4, 2001, the Company has authorized 1,000,000,000 shares of Class A and 5,000,000 shares of Class B Common Stock. During 1999, all shares of Class B Common Stock were converted into Class A Common Stock.

On February 1, 2000, we consummated a private placement of common stock pursuant to which the Company issued 333,333 shares of common stock at $0.30 a share for an aggregate consideration of $100,000. Since February 2000 warrant holders have exercised all of their warrants pursuant to which the Company issued 999,999 shares of common stock at $0.30 a share for an aggregate consideration of $300,000. In April 2000, the Company consummated a private placement of common stock pursuant to which the Company issued 400,000 shares of common stock at $0.50 a share for an aggregate consideration of $200,000. In May 2000, the Company consummated a private placement of common stock pursuant to which it issued 1,390,000 shares of common stock at $.50 a share for an aggregate consideration of $695,000. Also during the fiscal year ended June 30, 2000, the Company sold 1,147,718 shares of stock at approximately $0.16 for an aggregate consideration of $188,000. The Company also received $233,000 for the purchase of warrants and options of the Company's Class A common stock.

We issued 1,167,000 shares of stock for outside professional services and employee expenses incurred at various dates during the year ended June 30, 2000. The shares were issued at a weighted average grant-date fair value of $1.16 for a total of approximately $1,361,000 charged against income for the 12-month period ending June 30, 2000. The fair value used for each issue is the daily market closing price of our publicly traded stock on the Over-The-Counter Bulletin Board Market.

During the year ending June 30, 2000, we issued 699,000 shares of stock for settlement of notes and accounts payable. The shares were issued at a weighted average grant-date fair value of $0.58 for a total of approximately $406,000. The fair value used for each issue is the daily market closing price of our publicly traded stock on the Over-The-Counter Bulletin Board Market.

During the four months ended October 31, 2000, we consummated various private placements of Class A common stock pursuant to which the Company issued 2,740,000 shares for an aggregate consideration of $675,000.

During the four months ended October 31, 2000, we entered into various agreements for consulting services to third parties and compensation expense to Company employees paid for by the Company's Class A common stock. Total shares issued for these services were 679,000 shares of the Company's Class A common stock for a total consideration of $349,000. One employee purchased 59,000 shares of stock through the exercise of vested options purchased at $0.40 per share for consideration of $24,000. The Company also issued 694,000 shares of the Company's Class A stock as cost of capital.

During the year ended October 31, 2001, we consummated various private placements of Class A common stock pursuant to which the Company issued 2,900,000 shares for an aggregate consideration of $145,000.

During the year ended October 31, 2001, we entered into various agreements for consulting services to third parties and compensation expense to Company employees paid for by the Company's Class A common stock. Total shares issued for these services were 5,691,000 for an aggregate consideration of $291,000. We also issued 5,273,000 shares of the Company's Class A common stock as cost of capital.

As of July 31, 2002, they company had 352,110,957 shares of Class A Common Stock, no shares of Class B Common Stock, and no shares of Series B Convertible Preferred Stock were outstanding

Additionally, pursuant to and to effect a cancellation of contract, we cancelled 164,326,187 shares of common stock.

During the year ended October 31, 2004, the board of directors approved a 10 to 1 reverse split. The reverse was effective on July 14, 2004.

As of October 31, 2004, we had 51,263,477 shares of Class A Common Stock.

Each share of our Class A Common stock is entitled to one vote.

The total number of shares of all classes of stock which the company shall have authority to issue is One Billion Five Million (1,005,000,000) Shares.

Preferred Stock


On March 6, 2001, the Company's Board of Directors approved up to 100,000 shares of a newly created Series C convertible preferred stock (the "Preferred C Stock") at $0.01 par value, issue price of $3,500.00 per share. Each share of Preferred C Stock is convertible into 80,000 shares of our Class A common stock. In May 2001, the Company issued a total of 1,260 shares of Preferred C Stock to a group of investors in exchange for the Company's Class A common stock. In June 2001, 1,260 shares of Preferred C Stock were converted to shares of the Company's Class A common.

On April1, 2004, we issued Paul Mataras and Talieh Safadi 45,000 shares each of Series C convertible preferred Stock pursuant to and to effect a change in ownership. After the reverse split each share of Series C Convertible preferred Stock is convertible into 8,000 shares of our Class A common stock.

In addition, the Series C convertible preferred stocks is entitled to the number of votes equal to 805,929 shares of common stock for each one share of Series C Preferred Stock.

The balance of 8,740 Series C convertible Preferred stock remains with the company treasury.

We also have One million (1,000,000) shares of Preferred Stock. Each one share of the "Preferred Stock" is convertible to 25 Class A Common Stock.

Prices of Common Stock

Shares of our Class A common stock is listed for quotation and trades on the Pink Sheets, LLC under the trading symbol TLYN.PK. While we were dormant, our common stock continued to trade.

The following table sets forth the average high and low bid prices for our common stock for each calendar quarter since November 1, 2002.

                                                            Bid Price Per Share
                                              --------------------------------------------
                                                     High                       Low
                                              ------------------         -----------------
        2002-2003

        November 2002 - January 2003          $     0.085               $      0.008
        February 2003 - April 2003            $      0.03               $       0.03
        May 2003 - July 2003                  $     0.018               $      0.018
        August 2003 - October 2003            $      0.02               $      0.004
        2003-2004
        November 2003 - January 2004          $      0.08               $      0.008
        February 2004 - April 2004            $      0.03               $       0.03
        May 2004 - July 2004                  $     0.018               $      0.018
        August 2004 - October 2004            $      0.02               $      0.004


Stockholders

As of October 31, 2004, we believe there were approximately 6,589 holders of record of our Class A common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plans

None.

OPTIONS/WARRANTS

Due to the Company's period of dormancy, and inactivity associated with the Company's stock options and warrants outstanding, the Board of Directors resolved to cancel all outstanding stock options and warrants, as allowed under the individual option and warrant agreements. Accordingly, as of October 31, 2004, there were no options or warrants outstanding.

Recent Sales of Unregistered Securities

Fiscal Year ending October 31, 2004:
------------------------------------

During the year ended October 31, 2004, the Company issued 18,200,000 shares of common stock for services rendered to the Company, at a total cost of $85,500. The shares were valued at the trading price closest to the day that these shares were issued.

18,000,000 Class A Common shares were issued for consulting services.

200,000 Class A Common shares were issued for Legal services.

There was an additional 14,285,000 shares issued under a stock subscription agreement for the approximate value of 0.0018 per share for a total of $25,000.

The issuance of such common stock was exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering. The recipient represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The appropriate legends were affixed to the share certificates issued in such transaction. The sale of these securities was made without general solicitation or advertising.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o    a toll-free telephone number for inquiries on disciplinary actions;
     o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
     o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

     o    the bid and offer quotations for the penny stock;
     o the compensation of the broker-dealer and its salesperson in the transaction;
     o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6 Management's Discussion and Analysis of Financial Condition or Plan of Operation.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates.
-----------------------------------------

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts on receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004.

Overview

We did not conduct any operations from August 2002 through April 2004. Under our new management, we are recommencing operations and beginning to generate revenues as we did prior to our dormant period. Since April 1, 2004 our new management team has been trying to resolve issues with our outstanding liabilities, the dissolution of our 401(k) Plan, and the Internal Revenue Service. At the same time, we negotiated a deal with Hewlett Packard, in regard to providing support for Telecom Egypt.

Please review the last two reports on Form-10KSB for further explanation of the status of the company prior to November 1, 2002. As of September 30, 2002 the company vacated its offices and ceased its operation. The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

We deliver software and services for the specific purpose of managing telecommunications networks. Our primary target customers are telecommunications service providers. Our software and services are designed to create accurate electronic models of the network infrastructure and assist in the provisioning of new telecommunications services. We believe that the key value proposition of our products and services is the impact on a service provider's provisioning interval. In the estimation of our management, this is a key metric used by a provider to determine their cost of providing service and their ability to provide a wide range of services in a timely fashion.

We design and market a line of software products and related services to telecommunications service providers. Specifically, our software is designed to be an integral part of the Operations Support System ("OSS") environment of telecommunications service providers. Our software is designed to track inventory, provision new telecommunications service, and provide a tool for managing network bandwidth. While the software is designed to manage telecommunications service provider networks, we believe that it can also be used to track and manage any network. Our services relate to the implementation of our software and the general consulting surrounding network management.

We have leveraged our relationship with key industry players such as Hewlett Packard in order to gain penetration in the marketplace. Specifically, individual long standing relationships in international markets have produced business for us in the Middle East as well as in the Far East. The first two years of product revenue for us, namely 2000-2002, were derived in large part from these sources. Additionally, we have made significant investment in participating with industry forums such as the Telemanagement Forum to further our position in the domestic market. These forums provide industry standards, direction, and catalyst function to the market in general. From 2004 to the present, we have participated in these activities. In combination, we believe these two strategies have leveraged our market awareness.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources. As of October 31, 2004, we have cash and cash equivalents of $7,354, accounts receivable of $65,000 and deposits and prepaid expenses of $5,000. Therefore, as of October 31, 2004, we had total current assets and total assets of $77,354. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. We believe that in order to (a) pay our operating expenses, (b) begin marketing our products sufficiently to gain additional clients and (c) expand our operations, we will need additional funds.

As mentioned in Note 1 to the financial statements, we encountered significant financial difficulties in 2002 and ceased operations. From approximately August of 2002 to April of 2004, the Company remained in a dormant stage. Prior to August 2002 and during the period from that date to April 2004, the Company was involved in certain claims and lawsuits arising from normal business operations prior to the Company becoming dormant. Several claimants received judgments against the Company. Management has accrued such judgments that are owed at October 31, 2004 and 2003. These liabilities may continue to accrue additional collection costs, and these costs along with other potential claims will be accrued when the amounts to be paid are probable and reasonably estimable. Related amounts accrued in the financial statements as of October 31, 2004 and 2003 are approximately $600,000 that is owed to the Internal Revenue Service for unpaid payroll taxes. Management is currently negotiating with the Internal Revenue Service regarding this liability.

As of October 31, 2004, our total liabilities were $754,969, which were comprised solely of accounts payable and accrued expenses.

We have three outstanding judgments in addition to the IRS liability. The first is by RHT, L.P. for the sum of $30,684.51 for administrative services. This judgment was granted on June 9th, 2003. The second by Robert C. Samuel of Coronado Tower for the sum of $111,796.53 for office lease which was granted in 2003. The third, R. R. Donnelley and Sons Company for the sum of $14,948.40 for printing services which was granted on June 13, 2003.

We are planning on resolving these liabilities from future revenues and funding.

We do not have any long term commitments or contingencies.

Going Concern. Note 5 to our financial statements include the following language: "The Company incurred a net operating loss of $8,146 for the year ended October 31, 2004, and the Company's current liabilities exceed its current assets by $652,615 at October 31, 2004. The Company will need additional working capital for its planned future activity and to satisfy its liabilities, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. The management of the Company has developed a strategy which it believes will accomplish this objective through additional short term loans from related parties, and equity financing as needed, which will enable the Company to operate in the future."

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. As of October 31, 2004, the Company had a net operating loss carry forward of $35,452,547. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undetermined at this time. The loss carry forward will begin to expire in 2018.

Results of Operations

For the year ended October 31, 2004 as compared to the year ended October 31,
-----------------------------------------------------------------------------
2003.
-----

Revenues. For the year ended October 31, 2004, we generated $147,000 in revenue from our operations. These revenues were generated from sales of our software products. We had no cost of generating revenues, therefore our gross profit was also $147,000 for the year ended October 31, 2004. We anticipate that our source of revenues will continue to be through services and product sales. Therefore, we will need to expand our client base and explore new markets suitable for our product and services, because our revenue is based on such. This is in comparison to the year ended October 31, 2003, where we were dormant and generated no revenues and had no cost of revenues and no gross profit. The increase in revenues for the current year end is primarily due to the fact that under our new management which joined us in April 2004, we were able to restart our operations, conduct sales and able to generate revenues.

Operating Expenses. For year ended October 31, 2004, we had total operating expenses of $190,858, which were comprised of $1,653 in sales and marketing expenses, $121,212 in services and $67,993 represented by general and administrative expenses. Therefore our loss from operations was $43,858. We had no other income or expenses, so our net loss for the year ended October 31, 2004 was also $43,858. This is in comparison to the year ended October 31, 2003, where we had no operating expenses because we were dormant. However, we did have $4,946,259 in other income which was represented by the settlement and cancellation of a debt, less $33,614 represented by a loss from disposal of assets, making our total other income $4,912,645 for the year ended October 31, 2003. The decrease in our net income is due to the fact that during the year ended in 2003, we recognized the cancellation of the debt in the process of settling affairs after becoming dormant in 2002, and had no other activity during 2003; however, during the year ended in 2004, we recommenced operations and had a net loss from operations.

Our Plan of Operation for the Next Twelve Months. To continue operating and begin generating profits during the next twelve months, we must do the following:

     o generate more significant revenues or raise capital to pay for our monthly costs of operation
     o    expand and develop our customer base; and
     o    increase our sales efforts to attract clients and generate revenues.

We have cash and equivalents of $7,354 as of October 31, 2004. We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to continue our operations.

We plan to complete our product and prepare to launch new services to increase our customer base. This plan requires a minimum of $2 million to be successfully accomplished. The additional capital will be used to complete, launch and market the new product and services world wide.

In addition to launching our own product and services, we are aggressively perusing potential acquisition of other companies with products and services in the telecommunication space.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. We may need to raise additional capital to expand our operations. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we may have to cease operations. However, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We are currently conducting research and development activities since restarting our operations in April 2004. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. We will be required to purchase or lease a server in order to provide web hosting services.

Off-balance sheet arrangements. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7      Financial Statements


                          TELYNX, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2004


                                                                             October 31, 2004
                                                                             ----------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                 $      7,354
    Accounts receivable                                                             65,000
    Subscriptions receivable                                                        25,000
    Deposits and prepaid expenses                                                    5,000
                                                                              ------------

              Total Current Assets                                                 102,354

              Total Assets                                                    $    102,354
                                                                              ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable and accrued liabilities                                   $    754,969
                                                                              ------------

              Total Liabilities                                                    754,969
                                                                              ------------

COMMITMENTS AND CONTINGENCIES                                                           --

Stockholders' Deficit - (Note 3)
    Preferred stock, $.01 par value - 1,000,000 shares
      authorized; no shares issued and outstanding                                      --
    Common stock, $.01 par value - 1,005,000,000 shares
     authorized; 51,263,477 shares issued and outstanding                          369,785
    Common stock subscription                                                      142,850

Additional paid-in capital                                                      34,251,585
Accumulated deficit                                                            (35,416,835)

                     Total stockholders' deficit                                  (652,615)
                                                                              ------------

       Total liabilities and stockholders' deficit                            $    102,354
                                                                              ============


     See the accompanying notes to these consolidated financial statements.

                          TELYNX, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003


                                                                                                      (unaudited)
                                                                          Year ended                  Year ended
                                                                       October 31, 2004            October 31, 2003
                                                                       ----------------            ----------------
Net revenues                                                             $     147,000              $          --
Cost of revenue                                                                     --                         --
                                                                         -------------              -------------

       Gross profit                                                            147,000                         --


Operating expenses:
   Sales and marketing                                                           1,653                         --
   Services                                                                     85,500                         --
   Research and development                                                         --                         --
   Administrative and general expenses                                          67,993                         --
                                                                         -------------              -------------

        Total operating expenses                                               155,146                         --
                                                                         -------------              -------------


        Loss from operations                                                    (8,146)                        --


Other income (expense)
     Loss on disposal of assets                                                     --                    (33,614)
                                                                         -------------              -------------

        Total other expense                                                         --                    (33,614)
                                                                         -------------              -------------

Net Income (Loss)                                                        $      (8,146)             $     (33,614)
                                                                         =============              =============


Net Income (loss) applicable to common shareholders                      $      (8,146)             $     (33,614)
                                                                         =============              =============

Basic net (loss) income per common share                                 $       (0.00)             $       (0.00)
                                                                         =============              =============

Weighted average shares outstanding                                         22,004,003                187,784,770
                                                                         =============              =============


     See the accompanying notes to these consolidated financial statements.

                          TELYNX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                  FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003


                                                  Preferred Preferred   Common     Common      Common     Additional
                                                    Stock     Stock     Stock      Stock       Stock        Paid-In   Accumulated
                                                    Shares   Amount     Shares     Amount   Subscription    Capital      Deficit
                                                    ------   ------     ------     ------   ------------    -------      -------

     Balances as of November 1, 2002 (unaudited)        500      --   18,778,477   187,785        --      34,465,935  (35,375,075)

     Net Income for the year ended
     October 31, 2003 (unaudited)                   (33,614
                                                  --------- -------- -----------  --------  ---------    ------------ ------------

     Balances as of October 31, 2003 (unaudited)        500      --   18,778,477   187,785        --      34,465,935  (35,408,689)

Common stock issued for services
July 13, 2004 - valued at $.007 per share                              5,000,000    50,000        --         (15,000)          --

1 fo 10 reverse common stock split
July 14, 2004

Common stock issued for services
August 26, 2004 - valued at $.006 per share                            5,000,000    50,000        --         (20,000)          --

Common stock issued for services
October 22, 2004 - valued at $.0025 per share                          8,200,000    82,000        --         (61,500)          --

Common stock issued under stock subscription
October 25, 2004 - valued at $.0017 per share                         14,285,000        --   142,850        (117,850)          --

     Net Loss for the year ended October 31, 2004                             --        --        --              --       (8,146)
                                                  --------- ------- ------------ --------- ---------    ------------ ------------

     Balances at October 31, 2004                       500      --   51,263,477 $ 369,785 $ 142,850    $ 34,251,585 $(35,416,835)
                                                  ========= ======= ============ ========= =========    ============ ============

                                                                        Total
                                                                    Equity/(Deficit)
                                                                    ----------------
                     Balances as of November 1, 2002 (unaudited)     (721,355)

                     Net Income for the year ended
                     October 31, 2003 (unaudited)                     (33,614)
                                                                    ----------

                     Balances as of October 31, 2003 (unaudited)     (754,969)

                Common stock issued for services
                July 13, 2004 - valued at $.007 per share              35,000

                1 fo 10 reverse common stock split
                July 14, 2004

                Common stock issued for services
                August 26, 2004 - valued at $.006 per share            30,000

                Common stock issued for services
                October 22, 2004 - valued at $.0025 per share          20,500

                Common stock issued under stock subscription
                October 25, 2004 - valued at $.0017 per share          25,000

                     Net Loss for the year ended October 31, 2004      (8,146)
                                                                   ----------

                     Balances at October 31, 2004                  $ (652,615)
                                                                   ==========

                         TELYNX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

                                                                                            (Unaudited)
                                                                      Year ended             Year ended
                                                                   October 31, 2004       October 31, 2003
                                                                   ---------------        ----------------
Cash flows from operating activities:
  Net income (loss)                                                   $  (8,146)             $ (33,614)
  Adjustments to reconcile net loss to cash used in
    operating activities:
     Loss on disposal of property                                            --                 33,614
     Common stock issued for services                                    85,500                     --
      Changes in assets and liabilities:
        Receivables                                                   $ (65,000)             $      --
        Prepaid expenses                                                 (5,000)                    --
                                                                      ---------              ---------

          Net cash used in operating activities                           7,354                     --
                                                                      ---------              ---------

Cash flows from investing activities:                                 $      --              $      --

Cash flows from financing activities:                                 $      --              $      --

Net increase (decrease) in cash and cash equivalents                      7,354                     --
Cash and cash equivalents, beginning of period                               --                     --
                                                                      ---------              ---------

Cash and cash equivalents, end of period                              $   7,354              $      --
                                                                      =========              =========


Supplemental disclosure of cash flow information:
      Interest paid                                                   $      --              $      --
      Income taxes paid                                               $      --              $      --

Non-cash financing activities:
     Common stock issued for service                                  $ 121,212                     --
     Common stock subscriptions receivable                            $  25,000


     See the accompanying notes to these consolidated financial statements.

Item 8 Changes in and Disagreements With Accountants on Accounting and financial Disclosure

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.


Item 8A  Internal Control over Financial Reporting

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure.

As of October 31, 2004, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective.

Changes in internal controls.

We have made no changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

Item 8B     Other Information

No information is required to be disclosed in reports on Form 8-K which was not previously reported, except for the following:

On June 21, 2004 Beth N. Ochoa resigned from her position as director, CFO, and Secretary.

On June 21, 2004 Talieh Safadi resigned from his position as director and Chairman of the Board.

The reason for resignation was the result of a personal decision for Mr. Safadi and Ms. Ochoa. It was not the result of any disagreement with management.

PART 3

Item 9      Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers
--------------------------------

Name                           Age                      Position
----                           ---                      --------
Paul Mataras                   52            Chief Executive Officer, President,
                                             Acting Chief Financial Officer and
                                             Director

Talieh Safadi                  31            Director and Chairman of the Board

Beth N. Ochoa                  50            Director, CFO, and Secretary

After the resignation of Ms. Ochoa and Mr. Safadi, Mr. Mataras assumed the CFO and Secretary positions.


Terms of Directors
------------------

The Directors' terms expire at the next annual shareholders' meeting following their election.

Business Experience of the Directors and Executive Officers
-----------------------------------------------------------

Paul Mataras, President, Chief Executive Officer & Acting Chief Financial
-------------------------------------------------------------------------
Officer
-------

From March 31, 2004 through March 15, 2006, Mr. Mataras was our President, Chief Executive Officer, Acting Chief Financial Officer and one of our directors. Our software is sold to telecommunications companies for keeping track of their inventory of assets and provisioning requirements; Mr. Mataras was responsible for our Sales, Marketing, Administration & Finance as well as our Technical Direction and expansion.

Prior to joining us, Mr. Mataras was the Managing Director of a small environmental consulting firm in San Francisco. The firm deals with Environmental issues all over California. The firm provides assistance to manufacturers that use hazardous materials with their permitting, education and training process as well as reworking operational procedures to meet environmental requirements. Mr. Mataras oversees Sales and Marketing, Project Management and all Financial and Administrative functions.

From 1999 to 2001 Mr. Mataras presided over Fiscal Control Systems, a hardware and software company that design and implement the development of the Fiscal

Interface Device (FID), a device used for the collection of taxes. He also established a solid management team for the anticipation of a fast growth of the company and began a venture fundraising cycle to assist in the growth of the company.

From 1997 to 1999, Mr. Mataras acted as a Consultant to different governments for establishing regulations to allow for accurate reporting of Value Added Taxes and designed several systems for the collection of the Taxes.

From 1995 to 1997, Mr. Mataras presided over FCS Controls, Inc. With a team of two engineers he designed and implemented embedded hardware and software solution for the collection of the Value Added Tax. The Tax Collection Device was marketed and sold internationally. Also, Mr. Mataras was responsible for sales, marketing, administration and finance as well as manufacturing and production.

From 1986 to 1995 Mr. Mataras Presided over Mataras Enterprises, Inc., a Research and Development company to research, analyze and design systems for the collection of the Value Added Tax in foreign countries. He provided consulting services to Fortune 1000 companies on information systems and management, designed Local Area and Wide Area Networks and sold LAN and WAN products to Fortune 1000 companies and sold Accounting and Manufacturing control software.

Mr. Mataras is a Greek citizen. Mr. Safadi and Ms. Ochoa are both US citizens.

Family Relationships
--------------------

There are no family relationships among directors or executive officers.

Audit Committee and Financial Expert

Because our Board of Directors currently consists of only Three members and we do not have the resources to expand our management at this time, we do not have an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e)2.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended October 31, 2004 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of preparing and adopting a code of ethics.

Item 10     Executive Compensation

The following table sets forth the compensation paid by us to our Chief Executive Officer and Directors for services in all capacities to us for the years ended October 31, 2004 and 2003.


                           SUMMARY COMPENSATION TABLE

                                           Annual                               Long-Term
                                          Compensation                        Compensation
-----------------------------------------------------------------------------------------------------------------------------
                                                                                           Common Shares
       Name                                                                Restricted        Underlying           All
       and                                                Other Annual       Stock            Options            Other
    principal                       Salary     Bonus      Compensation       Awards           Granted         Compensation
     position        Year             ($)       ($)           ($)             ($)          (# of Shares)
-----------------------------------------------------------------------------------------------------------------------------

Paul Mataras         2004  (1)      17,000      None        None              None
President & CEO

Talieh Safadi        2004  (4)      19,000      None        None              None
Chairman

Beth N. Ochoa        2004            None       None        None             100,000

All three directors and officers were appointed on the first of April, 2004. Ms. Ochoa and Mr. Safadi resigned their positions on June 21, 2004.

Ms. Ochoa's Law office received a $12,000 compensations for all services preformed for the company during the period ending October 31, 2004.

Option/SAR Grants in Last Fiscal Year.  Inapplicable.

Director Compensation. Board members are currently serving without cash compensation. Each director holds office until his or her successor is elected and qualified or until his or her earlier resignation in the manner provided in our Bylaws. We have not secured "key person" or liability insurance coverage for our officers and directors.


Employment Contracts. We did not have any written contract with any of the officers or directors for their employment/work. Everyone agreed verbally to work to generate revenue for the company through sale of product and services as well as help get the company funded. Once the contract was secured with HP each officer received some minor compensation as stated in The Summary Compensation Table.

Indemnification of Directors. Our Bylaws provide, among other things, that our officers or directors shall not be personally liable to us or our shareholders for monetary damages for breach of fiduciary duty as an officer or director, except liability for:

          o any breach of such officer's or director's duty of loyalty to us or our security holders;
          o    for acts or omissions not in good faith or which involve
               intentional misconduct or a knowing violation of law;
          o    unlawful payments of dividends or unlawful stock purchase or redemption by us; or
          o any transaction from which such officer or director derived any improper personal benefit.

Accordingly, our officers or directors may have no liability to our shareholders for any mistakes or errors of judgment or for any act of omission, unless such act or omission involves intentional misconduct, fraud, or a knowing violation of law or results in unlawful distributions to our shareholders.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.


Item 11     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of October 31, 2004 information regarding the beneficial ownership of Common Stock (i) by each stockholder who is known by us to own beneficially in excess of 5% of the outstanding Common Stock; (ii) by each director; (iii) by each executive officer; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.



              Title of                Name and Address of            Amount and Nature of     Percent of
               Class                    Beneficial Owner             Beneficial Ownership      Class (1)
               -----                    ----------------             --------------------    -----------

Preferred Class C stock             Paul Mataras                          45,000               47.00%
                                    220 Sansome Street, #900
                                    San Francisco, CA 94104

Preferred Class C stock             Talieh Safadi                         45,000               47.00%
                                    13520 Rye St. Suite 105
                                    Sherman Oaks, Ca 90049


Common Restricted Shares            Beth N. Ochoa                        100,000
                                    13520 Rye St. Suite 105
                                    Sherman Oaks, Ca 91423

Total Directors & Officers                                                90,000               94.00%

(1)This table is based on 1,005,000,000 shares of all Classes of Stock authorized.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12     Certain Relationships and Related Transactions

Conflicts related to other business activities. The persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other entities may occur from time to time.

Both Mr. Mataras and Mr. Safadi did not work for any other company during the year ending October 31, 2004. Ms. Ochoa worked on average of 15 hours a week on the company issues and had other clients through her law practice.

Related party transactions.
---------------------------

Neither Ms. Ochoa nor The Law Offices of Beth N. Ochoa received any compensation for the use of the office space.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

o        disclose such transactions in prospectuses where required;
o disclose in any and all filings with the Securities and Exchange Commission, where required; o obtain disinterested directors' consent; and o obtain shareholder consent where required.


Item 13     Exhibits

3.1         Certificate of Incorporation of the Company(1)
3.2         Bylaws of the Company(1)
31.1        Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2        Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.1        Certification Pursuant to 18 U.S.C. ss.1350 of Chief Executive
            Officer
32.2        Certification Pursuant to 18 U.S.C. ss.1350 of Chief Financial
            Officer

(1) Previously filed on (commission file No. 33-44197, as exhibit 3.2 to the Registration Statement on Form s-1.

Item 14     Principal Accountant Fees and Services

         The Board of Directors has selected Madsen and Associates CPA's, Inc. 684 East Vine Street # 3, Murray, Utah 84107 as independent accountants to audit our books, records and accounts for the fiscal year ending October 31, 2004.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to us by Madsen and Associates CPA's, Inc. for the years ended October 31, 2003 and 2004, were as follows:

     Services Provided             2004              2003
     -----------------             ----              ----

     Audit Fees                  $4000.00          $4000.00
     Audit Related Fees          $                 $
     Tax Fees                    $                 $
     All Other Fees              $                 $
                                 ========          ========
            Total                $4000.00          $4000.00

Audit Fees. The aggregate fees billed for the years ended October 31, 2004 and 2003 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended October 31, 2004 and 2003 for the audit or review of our financial statement that are not reported under Audit Fees.

Tax Fees. The aggregate fees billed for the years ended October 31, 2004 were for professional services for tax compliance, tax advice and tax planning.

All Other Fees. There were no other fees billed for the years ended October 31, 2005 and 2004.

Audit Committee Pre-Approval Policies and Procedures. Due to the small size of our Board of Directors, the whole board acts as the Audit Committee.

The Board of Directors has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Board of Directors pre-approves both the type of services to be provided by Madsen and Associates and the estimated fees related to these services.

During the approval process, the Board of Directors considers the impact of the types of services and the related fees on the independence of the auditor. The services and fees must be deemed compatible with the maintenance of the auditor's independence, including compliance with SEC rules and regulations.

Throughout the year, the Board of Directors will review any revisions to the estimates of audit and non-audit fees initially approved.

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We have audited the accompanying balance sheet of Telynx, Inc. as of October 31, 2004 and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telynx, Inc. as of October 31, 2004 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's current liabilities exceed its current assets by $652,615 and has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its planned activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Madsen & Associates CPA's, Inc.
Salt Lake City, Utah
September 16, 2005

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Los Angeles, California, on August 29, 2006.


TELYNX, INC., a Delaware corporation


By:   /s/ Talieh Safadi
      -----------------
      Talieh Safadi
Its:  President, Chief Executive Officer, and Director

By:   /s/ Beth N. Ochoa
      -----------------
      Beth Ochoa
Its:  Chief Financial Officer, Director, and Secretary



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 29, 2006

By:   /s/ Talieh Safadi
      -----------------
      Talieh Safadi
      President, Chief Executive Officer, and Director

Date: August 29, 2006

By:   /s/ Beth N. Ochoa
      -----------------
      Beth Ochoa
      Director