Form 10KSB
period 2002-10-31
TELYNX INC
filed 2006-09-01
CIK 852164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2002
                                       OR

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


Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_].

The aggregate market value of the voting stock (Class A Common Stock, $.01 par value) held by non-affiliates of the registrant on October 31, 2003 was $563,354.31 based on the closing sales price of the Class A Common Stock on such date.

The number of shares of Class A Common Stock outstanding on October 31, 2002 was 187,784,770. There are no shares of Class B Common Stock outstanding.

Telynx, Inc. revenue for the twelve months ending October 31, 2002 was $0.

                    DOCUMENTS INCORPORATED BY REFERENCE None.

     TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [_]  NO [X]

                                  TELYNX, INC.

                                2002 Form 10-KSB

                                Table of Contents

PART I

Item 1.          Description of Business
Item 2.          Description of Property
Item 3.          Legal Proceedings
Item 4.          Submission of Matters to a Vote of Security Holders

PART II

Item 5           Market for Common Equity and Related Stockholder Matters
Item 6           Management's Discussion and Analysis or Plan of Operation
Item 7           Financial Statements
Item 8 Changes in and Disagreements With Accountants on Accounting And Financial Disclosure
Item 8A          Controls and Procedures
Item 8B          Other Information

PART III

Item 9           Directors, Executive Officers, Promoters and Control Persons
Item 10          Executive Compensation
Item 11          Security Ownership of Certain Beneficial Owners and Management
Item 12          Certain Relationships and Related Transactions
Item 13          Exhibits
Item 14          Principal Accountant Fees and Services

                 Signatures
                 Certifications

PART 1

Item 1           Description of Business

We were dormant from August 2002 until October 31, 2002. We design and market a line of software products and related services to telecommunications service providers. Specifically, our software is designed to be an integral part of the operations support system environment of telecommunications service providers. Our software is designed to track inventory, provision new telecommunications service, and provide a tool for managing network bandwidth. While the software is designed to manage telecommunications service provider networks, we believe it can also be used to track and manage any network. Our services relate to the implementation of our software and the general consulting surrounding network management.

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

On February 2, 1999, we entered into an agreement with Imperial Loan Management Corporation whereby we transferred all of the issued and outstanding stock of our discontinued healthcare subsidiaries to Imperial. Under the terms of the agreement, Imperial used its best efforts to liquidate each of the subsidiaries, settling outstanding obligations and collecting all amounts due. We are entitled to receive one-half of any amounts remaining after payment of the Imperial loans, which were settled and paid January 4, 2001 after Imperial liquidated assets to settle the loans, and expenses. We are informed that Imperial has received monies in settlement on some of the receivables totaling approximately $641,000. These funds were used to pay off the loans and related interest of approximately $641,000 from Imperial Loan Management Corp. on January 4, 2001. Approximately $700,000 of assets in the form of receivables remained uncollected or unsettled, which Imperial is continuing to use its best efforts to collect on. We consider the realization of the remaining assets to be unlikely and, therefore, we have fully written off such assets. All other material obligations of the subsidiaries have been settled.

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

Products and Services

We offer inventory control and provisioning and trouble ticket management solutions to the telecommunications, wireless, cable, VoIP (Voice over Internet Protocol) and ISP (Internet Service Provider) markets. Our technology solutions are geared at streamlining and reducing provisioning intervals and addressing revenue leakage for telecommunications service providers. We released our current flagship product Telynx v2, in March of 2001 and we believe it was met with wide acceptance from the market, partners, and customers at that time. We were dormant between August 2002 and October 31, 2002 and were unable to conduct operations during that time.

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

In September 2002, we were about to release Telynx v2, which was to include the Revenue Assurance module. We had hoped that this would give us more product capability and allow us to grow a lot faster. Unfortunately, we did not have sufficient funds to continue operating and had to close our doors.

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

Government Regulation

Employees

Before the company closed its doors in August of 2002, we had approximately 27 full time employees, consisting of 3 in executive, 11 in engineering, 1 in marketing, 5 in sales, 2 in finance, and 5 in accounting and logistics. Our future performance depends upon the continued service of our key members of management, as well as marketing, sales, consulting and product development personnel, and except for Ali Al-Dahwi, none of whom were bound by an employment contract, and upon our ability to attract and retain highly skilled personnel in these areas. Competition for such personnel was intense, and there could be no assurance that we could retain our key employees or that we would be successful in attracting, assimilating and retaining such personnel in the future. None of our employees were represented by a labor union. We had not experienced any work stoppages and consider our relations with our employees to be good.



Item 2           Description of Property

Before the company closed its doors in August of 2002, the corporate office was located at 6006 Mesa, Suite 600, El Paso, Texas, 79912. The El Paso office was approximately 7,800 square feet (leased for $8,400 monthly). We had additional sales and support representatives in Dallas, Texas; the Washington, D.C. area; London, United Kingdom; and sales and support representatives in Asia (Kuala Lumpur, Malaysia) and the Middle East (Cairo, Egypt and Saudi Arabia).

Item 3           Legal Proceedings

Telynx is a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claim litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.


Item 4           Submission of Matters to a Vote of Security Holders

None

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

The Series C convertible preferred stock is entitled to the number of votes equal to 805,929 shares of common stock for each one share of Series C Preferred Stock.

We also have One million (1,000,000) shares of Preferred Stock. Each one share of the "Preferred Stock" is convertible to 25 Class A Common Stock.

Prices of Common Stock

Shares of our Class A common stock is listed for quotation and trades on the Pink Sheets, LLC under the trading symbol TLXX.PK. While we were dormant, our common stock continued to trade.

Stockholders

As of October 31, 2002, we believe there were approximately 6,589 holders of record of our Class A common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plans

None.

OPTIONS/WARRANTS

Due to the Company's period of dormancy, and inactivity associated with the Company's stock options and warrants outstanding, the Board of Directors resolved to cancel all outstanding stock options and warrants, as allowed under the individual option and warrant agreements. Accordingly, as of October 31, 2002, there were no options or warrants outstanding.

Recent Sales of Unregistered Securities

Fiscal Year ending October 31, 2002:
------------------------------------

None

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

Critical Accounting Policy and Estimates.
-----------------------------------------

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts on receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002.

Overview

In August 2002, the Company ceased operations and became dormant. As a result, accounting records were not kept or updated in the fourth quarter of the fiscal year ended 2002. As such, significant estimates were made to develop the financial statements and footnote disclosures for the October 31, 2002 presentation.

We did not conduct any operations from August 2002 through October 31, 2002.

Please review last two reports on Form-10KSB for further explanation of the status of the company prior to November 1, 2002. As of September 30, 2002 the company vacated its offices and ceased its operation. The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations
----------

Liquidity and Capital Resources. As mentioned in Note 1 to the financial statements, in August 2002, the Company ceased operations and became dormant. As a result, accounting records were not kept or updated in the fourth quarter of the fiscal year ended 2002. As such, significant estimates were made to develop the financial statements and footnote disclosures for the October 31, 2002 presentation.

Going Concern. Note 9 to our financial statements include the following language: "The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company reported net income of $3,275,925 as of October 31, 2002; however, the majority of this income was generated through cancellation of debt and not by operations. Also, the Company's current liabilities exceeded its current assets by $721,355. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments for the outcome of this uncertainty."

Income Taxes

No provision for taxes was made in the year ended October 31, 2002 due to the significant amount of net operating loss carry forwards. Total net operating loss carry forwards as of October 31, 2002 were $35,375,075. As such, a related valuation allowance has been recorded to offset the related deferred tax asset.

The primary differences between the statutory federal tax rate and the effective rate are the change in the valuation allowance provided against deferred tax assets and a change in the effective tax rate of the Company as a result of the discontinuation of rehabilitation operations and the acquisition of Networks. The Company has $35,375,075 of net operating loss carry forwards for federal purposes and associated state net operating loss carry forwards, which will begin to expire in 2018. Current federal and state tax law includes certain provisions limiting the annual use of net operating loss carry forwards in the event of certain defined changes in stock ownership. The annual use of the Company's net operating loss carry forwards is limited according to these provisions.


Results of Operations

For the year ended October 31, 2002 as compared to the year ended October 31, 2001.
-----

Revenues. For the year ended October 31, 2002, due to lack of operation the company did not generate any revenues beside the company's reported net income as a result of cancellation of debt.

Off-balance sheet arrangements. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7           Financial Statements

                          TELYNX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2002
                                   (UNAUDITED)


                                                                   October 31, 2002
                                                                   ----------------
ASSETS
Current Assets:
    Cash and cash equivalents                                        $          -
    Accounts receivable                                                   107,085
    Deposits and prepaid expenses                                         250,695
                                                                     ------------

              Total Current Assets                                        357,780

Property and equipment, net                                                33,614
                                                                     ------------

              Total Assets                                           $    391,394
                                                                     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable and accrued liabilities                          $  1,112,749
                                                                     ------------

              Total current liabilities                                 1,112,749
                                                                     ------------

Commitments and contingencies:
Stockholders' deficit
    Preferred stock, $.01 par value - 1,000,000 shares authorized;
     500 shares issued and outstanding                                          -
    Common stock, $.01 par value - 1,005,000,000 shares
     authorized; 187,784,767 shares issued and outstanding              1,878,195

Additional paid-in capital                                             32,775,525
Accumulated deficit                                                   (35,375,075)
                                                                     ------------

                     Total stockholders' deficit                         (721,355)
                                                                     ------------

       Total liabilities and stockholders' deficit                   $    391,394
                                                                     ============

See the accompanying notes to these consolidated financial statements.

                          TELYNX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

                                                     Year ended          Year ended
                                                  October 31, 2002    October 31, 2001
                                                  ----------------    ----------------

Net revenues                                        $     479,000      $   1,038,000
Cost of revenue                                            97,118            147,000
                                                    -------------      -------------

       Gross profit                                       381,882            891,000


Operating expenses:
   Sales and marketing                                    258,034            893,000
   Services                                               174,078            565,000
   Research and development                               387,070            703,000
   Administrative and general expenses                    691,845          2,880,000
                                                    -------------      -------------

        Total operating expenses                        1,511,027          5,041,000
                                                    -------------      -------------


        Loss from operations                           (1,129,145)        (4,150,000)


Other income (expense)
   Settlement/cancellation of debt                      4,946,259
   Interest expense                                      (541,189)        (1,449,000)
                                                    -------------      -------------

        Total other income (expense)                    4,405,070         (1,449,000)
                                                    -------------      -------------

Net income (loss)                                   $   3,275,925      $  (5,599,000)
                                                    =============      =============

Beneficial conversion on Series C preferred stock   $           -      $    (173,000)
                                                    =============      =============

Net loss applicable to common shareholders          $   3,275,925      $  (5,772,000)
                                                    =============      =============

Basic and diluted net loss per common share         $        0.02      $       (0.05)
                                                    =============      =============

Weighted average shares outstanding                   187,784,770        106,244,726
                                                    =============      =============

See the accompanying notes to these consolidated financial statements.

                          TELYNX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                  FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001
                                   (UNAUDITED)


                             Preferred       Preferred       Common         Common      Additional
                               Stock           Stock         Stock          Stock         Paid-In      Accumulated        Total
                               Shares          Amount        Shares         Amount        Capital        Deficit         Deficit
                               ------          ------        ------         ------        -------        -------         -------
Balances as of
November 1, 2000                     500              -     24,868,477   $    249,000   $ 29,388,000   $(32,879,000)  $ (3,242,000)

Net Loss for the
year ended October
31, 2001                               -              -              -              -              -     (5,599,000)    (5,599,000)

Beneficial conversion
expense on convertible
notes                              1,260              -              -              -      1,836,000              -      1,836,000

Exchange common to
series C preferred
stock                                  -              -     (8,276,233)       (83,000)        83,000              -              -

Beneficial conversion
dividend on series C
preferred stock                   (1,260)             -              -              -        173,000       (173,000)             -

Conversion of series
C preferred stock to
class A common stock                   -              -    100,800,000      1,008,000     (1,008,000)             -              -

Conversion of debt and
interest into class A
common stock less deferred
finance costs of $84,000               -              -     69,006,940        690,000      1,394,000              -      2,084,000

Issuance of common stock,
including 2,900,000 shares
issued for proceeds
of $145,000                            -              -     13,766,093        138,000        100,000              -        238,000

Balances as of
October 31, 2001                     500              -    200,165,277      2,002,000     31,966,000    (38,651,000)    (4,683,000)

Conversion of debt
and interest
into common stock                      -              -    112,243,000      1,122,430     (1,122,430)             -              -

Issuance of common
stock for expenses
and settlements                        -              -     39,702,680        397,027        288,693              -        685,720

Cancellation of
common shares
due to change in
ownership                                                 (164,326,190)    (1,643,262)     1,643,262                             -

Net Income for the
year ended October
31, 2002 (unaudited)                   -              -              -              -              -      3,275,925      3,275,925
                                                          ------------   ------------   ------------   ------------   ------------
Balances as of
October 31, 2002
(unaudited)                          500              -    187,784,767   $  1,878,195   $ 32,775,525   $(35,375,075)  $   (721,355)
                                                          ============   ============   ============   ============   ============


See the accompanying notes to these consolidated financial statements.

                          TELYNX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)


                                                                    Year ended          Year ended
                                                                 October 31, 2002    October 31, 2001
                                                                 ----------------    ----------------
Cash flows from operating activities:
  Net income (loss)                                                 $ 3,275,925        $(5,599,000)
  Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                         386            259,000
      Expenses and settlements paid with equity                         685,720             93,000
      Beneficial conversion costs of convertible debt
        and warrants                                                          -          1,316,000
      Changes in assets and liabilities:
        Receivables                                                     359,915            (69,000)
        Prepaid expenses                                               (199,693)            34,000
        Other assets                                                          -            (44,000)
        Accounts payable and accrued liabilities                        593,778          1,416,000
        Deferred revenue                                                (14,000)           (56,000)
                                                                    -----------        -----------

          Net cash used in operating activities                       4,702,031         (2,650,000)
                                                                    -----------        -----------


Cash flows from investing activities:
  Additions to property and equipment                               $         -        $   (17,000)
                                                                    -----------        -----------

          Net cash used in investing activities                               -            (17,000)
                                                                    -----------        -----------


Cash flows from financing activities:
      Proceeds from issuance of convertible debt                    $   114,228        $ 2,535,000
      Proceeds from issuance of stock and warrants                            -            145,000
      Cancellation of debt                                           (4,946,259)
      Borrowings on debt                                                      -             67,000
      Other                                                                   -              8,000
                                                                    -----------        -----------

          Net provided by operating activities                      $(4,832,031)       $ 2,755,000
                                                                    -----------        -----------

Net increase (decrease) in cash and cash equivalents                   (130,000)            88,000
Cash and cash equivalents, beginning of period                          130,000             42,000
                                                                    -----------        -----------

Cash and cash equivalents, end of period                            $         -        $   130,000
                                                                    ===========        ===========


Supplemental disclosure of cash flow information:
      Interest paid                                                 $         -        $         -
      Income taxes paid                                             $         -        $         -

Supplemental disclosure of non-cash investing and
financing activities:
      Conversion of debt into common stock                                    -          2,084,000
      Conversion of preferred stock into common stock                         -          1,008,000
      Conversion of common stock into preferred stock                         -             83,000
      Discount of beneficial conversion on debt                               -          1,836,000
      Discount of beneficial conversion on preferred
            stock                                                             -            173,000
      Payment of imperial loan debt                                           -            678,000


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

As of October 31, 2002, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective.

Changes in internal controls.

We have made no changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

Item 8B          Other Information

None

PART 3

Item 9           Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers
--------------------------------


Name                 Age                             Position
----                 ---                             --------
Ali Al-Dahwi          47       Chairman of the Board, Chief Executive Officer
                               and Director

Scott Munden          39       President, Chief Operating Officer and Director

Dr. Ziad El-Dukair    41       Executive Vice President and Director

Kent J. Van Houten    49       Vice President of Finance, Chief Financial
                               Officer and Secretary

Naglaa Marzouk        31       Executive Vice President-Logistics

Lin Meyer             55       Vice President of North American Sales and
                               Alliances

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

Item 10          Executive Compensation

Due to the company's financial difficulties executive compensation was suspended during the year ended October 31, 2002.

Option/SAR Grants in Last Fiscal Year.  Inapplicable.

Director Compensation. Board members are currently serving without cash compensation. Each director holds office until his or her successor is elected and qualified or until his or her earlier resignation in the manner provided in our Bylaws. We have not secured "key person" or liability insurance coverage for our officers and directors.


Employment Contracts. Except for Ali Al-Dahwi, none of the employees are bound by an employment contract.

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


Item 11          Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of October 31, 2002 information regarding the beneficial ownership of Common Stock (i) by each stockholder who is known by us to own beneficially in excess of 5% of the outstanding Common Stock; (ii) by each director; (iii) by each executive officer; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

--------------------------------------------------------------------------------

    Title of                       Name                    Amount and Nature of
     Class                    Beneficial Owner             Beneficial Ownership
     -----                    ----------------             --------------------

Common Class A stock            Ali Al-Dahwi                    17,000,000



Common Class A stock            Scott Munden                    10,000,000


--------------------------------------------------------------------------------
Total Directors & Officers
--------------------------------------------------------------------------------

(1) This table is based on 1,005,000,000 shares of all Classes of Stock authorized.

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

Related party transactions.
--------------------------

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


Item 14          Principal Accountant Fees and Services

     The Board of Directors has selected Madsen and Associates CPA's, Inc. 684 East Vine Street # 3, Murray, Utah 84107 as independent accountants to audit our books, records and accounts for the fiscal year ending October 31, 2002.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to us by Madsen and Associates CPA's, Inc. for the years ended October 31, 2002 and 2003, were as follows:

     Services Provided                     2002
     -----------------                     ----

     Audit Fees                          $3000.00
     Audit Related Fees                  $
     Tax Fees                            $
     All Other Fees                      $
                                          -------
              Total                      $3000.00


Audit Fees. The aggregate fees billed for the year ended October 31, 2002 was for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended October 31, 2002 for the audit or review of our financial statement that are not reported under Audit Fees.

Tax Fees. The aggregate fees billed for the year ended October 31, 2002 was for professional services for tax compliance, tax advice and tax planning.

All Other Fees. There were no other fees billed for the year ended October 31, 2002.

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

                        Law Offices of Glenn P. Hannemann
                                    24 Brena
                            Irvine, California 92620
                                 (714) 544-1912
                               (714) 544-0218 fax

August 30, 2006


Mr. Talieh Safadi, President, C.E.O.
Telynx, Inc.


Dear Mr. Safadi:

         You have indicated that in connection with the filing of the update of the quarterly and annual filings on behalf of Telynx, Inc. ("Company") with the Securities and Exchange Commission ("SEC") on Forms 10Q and 10K, that you require, as a part of those filings for the Company fiscal years 2002 and 2003, confirmation of the auditor's inability to certify the financial statements forming an element of that filing.

         I understand that the records for the subject years were lost or at least unavailable to the auditors. The best that is attainable is to extrapolate on partial 2002 for the 2002 and 2003 years.

         In our opinion, because the background information for 2002 and 2003 is unavailable or available without unreasonable expense and effort, the information for those periods on a reporting basis should suffice, especially in view of the superceding subsequent reports.

         Please let me know if you require anything further.

                                                   Very truly yours,

                                                   /s/ Glenn P. Hannemann


                                                   GLENN P. HANNEMANN


GPH:dhh

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Los Angeles, California, on August 31, 2006.


TELYNX, INC., a Delaware corporation


By:         /s/ Talieh Safadi
            ----------------------------------
            Talieh Safadi
Its:        President, Chief Executive Officer, and Director

By:         /s/ Beth N. Ochoa
            ---------------------------------
            Beth Ochoa
Its:        Chief Financial Officer, Director, and Secretary



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:    August 31, 2006

By:     /s/ Talieh Safadi
----------------------------------
Talieh Safadi
President, Chief Executive Officer, and Director

Date:      August 31, 2006
By:     /s/ Beth N. Ochoa
-------------------------------------
Beth Ochoa
Director