Form 10KSB
period 2003-10-31
TELYNX INC
filed 2006-09-01
CIK 852164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITES EXCHANGE
             ACT OF 1934 For the fiscal year ended October 31, 2003
                                       OR

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

The aggregate market value of the voting stock (Class A Common Stock, $.01 par value) held by non-affiliates of the registrant on October 31, 2003 was $1,877,847.70 based on the closing sales price of the Class A Common Stock on such date.

The number of shares of Class A Common Stock outstanding on October 31, 2004 was 187,784,770. There are no shares of Class B Common Stock outstanding.

Telynx, Inc. revenue for the twelve months ending October 31, 2003 was $0.

                    DOCUMENTS INCORPORATED BY REFERENCE None.

     TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [ ] NO [X]

                                  TELYNX, INC.

                                2003 Form 10-KSB

                                Table of Contents

PART I

Item 1.    Description of Business                                            3
Item 2.    Description of Property                                            7
Item 3.    Legal Proceedings                                                  7
Item 4.    Submission of Matters to a Vote of Security Holders                8

PART II

Item 5     Market for Common Equity and Related Stockholder Matters           9
Item 6     Management's Discussion and Analysis or Plan of Operation         12
Item 7     Financial Statements                                              15
Item 8     Changes in and Disagreements With Accountants on Accounting
           And Financial Disclosure                                          19
Item 8A    Controls and Procedures                                           19
Item 8B    Other Information                                                 19

PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons      19
Item 10    Executive Compensation                                            20
Item 11    Security Ownership of Certain Beneficial Owners and Management    21
Item 12    Certain Relationships and Related Transactions                    22
Item 13    Exhibits                                                          22
Item 14    Principal Accountant Fees and Services                            22

           Signatures                                                        25

PART 1

Item 1     Description of Business

We were dormant from August 2002 until October 31, 2003. We design and market a line of software products and related services to telecommunications service providers. Specifically, our software is designed to be an integral part of the operations support system environment of telecommunications service providers. Our software is designed to track inventory, provision new telecommunications service, and provide a tool for managing network bandwidth. While the software is designed to manage telecommunications service provider networks, we believe it can also be used to track and manage any network. Our services relate to the implementation of our software and the general consulting surrounding network management.

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

Products and Services

We offer inventory control and provisioning and trouble ticket management solutions to the telecommunications, wireless, cable, VoIP (Voice over Internet Protocol) and ISP (Internet Service Provider) markets. Our technology solutions are geared at streamlining and reducing provisioning intervals and addressing revenue leakage for telecommunications service providers. We released our current flagship product Telynx v2, in March of 2001 and we believe it was met with wide acceptance from the market, partners, and customers at that time. We were dormant between August 2002 and October 31, 2003 and were unable to conduct operations during that time.

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

Research and Development

Company was dormant and did not have any research and development.

Government Regulation

Employees

Item 2     Description of Property

Company had no physical office during the year ending October 31, 2003

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

                                                   Bid Price Per Share
                                           ---------------------------------
                                              Low                   High
                                           -----------          ------------

2002-2003
November 2002 - January 2003               $    0.008           $    0.085
February 2003 - April 2003                 $     0.03           $     0.03
May 2003 - July 2003                       $    0.018           $    0.018
August 2003 - October 2003                 $    0.004           $     0.02

Stockholders

As of October 31, 2003, we believe there were approximately 6,589 holders of record of our Class A common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plans

None.

OPTIONS/WARRANTS

Due to the Company's period of dormancy, and inactivity associated with the Company's stock options and warrants outstanding, the Board of Directors resolved to cancel all outstanding stock options and warrants, as allowed under the individual option and warrant agreements. Accordingly, as of October 31, 2003, there were no options or warrants outstanding.

Recent Sales of Unregistered Securities

Fiscal Year ending October 31, 2003:
------------------------------------

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

Critical Accounting Policy and Estimates.
-----------------------------------------

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts on receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003.

Overview

We did not conduct any operations from August 2002 through October 31, 2003.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources. As mentioned in Note 1 to the financial statements, we encountered significant financial difficulties in 2002 and ceased operations. From approximately August of 2002 to October of 2003, the Company remained in a dormant stage. Prior to August 2002 and during the period from that date to April 2004, the Company was involved in certain claims and lawsuits arising from normal business operations prior to the Company becoming dormant. Several claimants received judgments against the Company. Management has accrued such judgments that are owed at October 31, 2004 and 2003. These liabilities may continue to accrue additional collection costs, and these costs along with other potential claims will be accrued when the amounts to be paid are probable and reasonably estimable. Related amounts accrued in the financial statements as of October 31, 2004 and 2003 are approximately $600,000 that is owed to the Internal Revenue Service for unpaid payroll taxes. Management is currently negotiating with the Internal Revenue Service regarding this liability.

As of October 31, 2003, our total liabilities were $754,969, which were comprised solely of accounts payable and accrued expenses.

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

Going Concern. Note 4 to our financial statements include the following language: "The Company reported a net loss of $33,614 for the year ended October 31, 2003. Additionally, the Company's current liabilities exceed its current assets by $754,969 at October 31, 2003. The Company will need additional working capital for its planned future activity and to satisfy its liabilities, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. The management of the Company has developed a strategy which it believes will accomplish this objective through additional short term loans from related parties, and equity financing as needed, which will enable the Company to operate in the future".

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. As of October 31, 2003, the Company had a net operating loss carry forward of $35,452,547. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undetermined at this time. The loss carry forward will begin to expire in 2018.


Results of Operations

For the year ended October 31, 2003 as compared to the year ended October 31, 2002.

Revenues. For the year ended October 31, 2003, due to lack of operation the company did not generate any revenues.

Operating Expenses. For year ended October 31, 2003, due to lack of operation the company did not have any operational expenses.


Off-balance sheet arrangements. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7     Financial Statements

                         TELNYX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2003
                                  (UNAUDITED)


                                                             October 31, 2003
                                                             ----------------
ASSETS
Current Assets:
    Cash and cash equivalents                                  $       --
    Accounts receivable                                                --
    Deposits and prepaid expenses                                      --
                                                               ------------

              Total Current Assets                                     --

              Total Assets                                     $       --
                                                               ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable and accrued liabilities                    $    754,969
                                                               ------------

              Total Liabilities                                     754,969
                                                               ------------

COMMITMENTS AND CONTINGENCIES                                          --

Stockholders' Deficit
    Preferred stock, $.01 par value - 1,000,000 shares
     authorized; 500 shares issued and outstanding                     --
    Common stock, $.01 par value - 1,005,000,000 shares
     authorized; 352,110,957 shares issued and outstanding        1,878,195

Additional paid-in capital                                       32,775,525
Accumulated deficit                                             (35,408,689)

                     Total stockholders' deficit                   (754,969)
                                                               ------------

       Total liabilities and stockholders' deficit             $       --
                                                               ============

       See accompanying notes to these consolidated financial statements.

                         TELNYX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002
                                  (UNAUDITED)

                                                           Year ended                  Year ended
                                                        October 31, 2003            October 31, 2002
                                                        ----------------            ----------------

Net revenues                                             $        --                 $     479,000
Cost of revenue                                                   --                        97,118
                                                         -------------               -------------

       Gross profit                                               --                       381,882


Operating expenses:
   Sales and marketing                                            --                       258,034
   Services                                                       --                       174,078
   Research and development                                       --                       387,070
   Administrative and general expenses                            --                       691,845
                                                         -------------               -------------

        Total operating expenses                                  --                     1,511,027
                                                         -------------               -------------


        Loss from operations                                      --                    (1,129,145)


Other income (expense)
   Settlement/cancellation of debt                                --                          --
   Loss on disposal of property                                (33,614)                   (541,189)
                                                         -------------               -------------

        Total other income                                     (33,614)                   (541,189)
                                                         -------------               -------------

Net Income (Loss)                                        $     (33,614)              $  (1,670,334)
                                                         =============               =============


Net income (loss) applicable to common shareholders      $     (33,614)              $  (1,670,334)
                                                         =============               =============

Basic net income (loss) per common share                 $       (0.00)              $       (0.01)
                                                         =============               =============

Weighted average shares outstanding                        187,784,770                 187,784,770
                                                         =============               =============


       See accompanying notes to these consolidated financial statements.

                          TELYNX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                  FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002
                                   (UNAUDITED)

                                                         Preferred    Preferred       Common        Common         Additional
                                                           Stock        Stock         Stock         Stock           Paid-In
                                                           Shares      Amount         Shares        Amount          Capital
                                                           ------      ------         ------        ------          -------
                      Balances as of November 1, 2001      500           --        200,165,277      2,002,000      31,966,000

    Conversion of debt and interest into common stock       --           --        112,243,000      1,122,430      (1,122,430)

Issuance of common stock for expenses and settlements       --           --         39,702,680        397,027         288,693

                                                                                  (164,326,190)    (1,643,262)      1,643,262

         Net Loss for the year ended October 31, 2002       --           --              --             --              --

                      Balances as of October 31, 2002      500           --       $187,784,767     $1,878,195    $ 32,775,525

       Net Income for the year ended October 31, 2003                                    --             --              --

                         Balances at October 31, 2003      500           --       $187,784,767     $1,878,195    $ 32,775,525
                                                           ===          ===       ============     ==========    ============

                          TELYNX, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                  FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002
                                   (UNAUDITED)

                                                             Accumulated       Total
                                                               Deficit        Deficit
                                                               -------        -------
                      Balances as of November 1, 2001        (38,651,000)   (4,683,000)

    Conversion of debt and interest into common stock              --            --

Issuance of common stock for expenses and settlements              --          685,720

                                                                                 --

         Net Loss for the year ended October 31, 2002          3,275,925     3,275,925

                      Balances as of October 31, 2002       $(35,375,075)   $ (721,355)

       Net Income for the year ended October 31, 2003            (33,614)      (33,614)

                         Balances at October 31, 2003       $(35,408,689)   $ (754,969)
                                                            ============    ==========

              See accompanying notes to financial statements.

                          TELYNX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                         Year ended                 Year ended
                                                                      October 31, 2003           October 31, 2002
                                                                      ----------------           ----------------

Cash flows from operating activities:
  Net (loss)                                                            $   (33,614)               $ 3,275,925
  Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                            --                          386
      Expenses and settlements paid with equity                                --                      685,720
      Loss on disposal of property/equipment                                 33,614
      Beneficial conversion costs of convertible debt                          --                         --
        and warrants
      Changes in assets and liabilities:
        Receivables                                                     $      --                      359,915
        Prepaid expenses                                                       --                     (199,693)
        Other assets                                                           --                         --
        Accounts payable and accrued liabilities                               --                      593,778
        Deferred revenue                                                       --                      (14,000)
                                                                        -----------                -----------

          Net cash used in operating activities                                --                    4,702,031
                                                                        -----------                -----------


Cash flows from investing activities:
  Additions to property and equipment                                   $      --                  $      --
                                                                        -----------                -----------

          Net cash used in investing activities                                --                         --
                                                                        -----------                -----------


Cash flows from financing activities:
      Proceeds from issuance of convertible debt                        $      --                  $   114,228
      Proceeds from issuance of stock and warrants                             --                         --
      Cancellation of debt                                                                          (4,946,259)
      Borrowings on debt                                                       --                         --
      Other                                                                    --                         --
                                                                        -----------                -----------

          Net provided by operating activities                          $      --                  $(4,832,031)
                                                                        -----------                -----------

Net increase (decrease) in cash and cash equivalents                           --                     (130,000)
Cash and cash equivalents, beginning of period                                 --                      130,000
                                                                        -----------                -----------

Cash and cash equivalents, end of period                                $      --                  $      --
                                                                        ===========                ===========


Supplemental disclosure of cash flow information:
      Interest paid                                                     $      --                  $      --
      Income taxes paid                                                 $      --                  $      --


       See accompanying notes to these consolidated financial statements.

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

As of October 31, 2003, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective.

Changes in internal controls.

We have made no changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

Item 8B    Other Information

During the year 2003, some press releases were issued on behalf of the Company. These were issued based on a contract that was later null and voided. New management immediately announced a correction to the Press Releases.

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

Item 10    Executive Compensation

Due to the company's financial difficulties executive compensation was suspended during the year ended October 31, 2003.


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

----------------------------------------------------------------------------------------------

        Title of                Name and Address of       Amount and Nature of    Percent of
        --------                -------------------       --------------------    ----------
         Class                    Beneficial Owner        Beneficial Ownership    Class (1)
         -----                    ----------------        --------------------    ---------

Common Class A stock        Ali Al-Dahwi



Common Class A stock        Scott Munden


----------------------------------------------------------------------------------------------
Total Directors & Officers
----------------------------------------------------------------------------------------------

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

Related party transactions.
---------------------------

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

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to us by Madsen and Associates CPA's, Inc. for the years ended October 31, 2003 and 2004, were as follows:

     -----------------------------------------------------------------------
     Services Provided                  2003                  2002
     -----------------                  ----                  ----
     -----------------------------------------------------------------------

     -----------------------------------------------------------------------
     Audit Fees                      $4000.00                $3000.00
     -----------------------------------------------------------------------
      Audit Related Fees             $                       $
     -----------------------------------------------------------------------
      Tax Fees                       $                       $
     -----------------------------------------------------------------------
      All Other Fees                 $                       $
                                     ---------               ---------
     -----------------------------------------------------------------------

     -----------------------------------------------------------------------
               Total                 $4000.00                $3000.00
     -----------------------------------------------------------------------

Audit Fees. The aggregate fees billed for the years ended October 31, 2003 and 2002 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended October 31, 2003 and 2002 for the audit or review of our financial statement that are not reported under Audit Fees.

Tax Fees. The aggregate fees billed for the years ended October 31, 2003 were for professional services for tax compliance, tax advice and tax planning.

All Other Fees. There were no other fees billed for the years ended October 31, 2004 and 2003.

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


TELYNX, INC., a Delaware corporation


By:         /s/ Talieh Safadi
            ---------------------------------
            Talieh Safadi
Its:        President, Chief Executive Officer, and Director

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

By:     /s/ Talieh Safadi
----------------------------------
Talieh Safadi
President, Chief Executive Officer, and Director

Date:      August 31, 2006
By:     /s/ Beth N. Ochoa
----------------------------------
Beth Ochoa
Director