Form 10-K
period 2005-10-31
TELYNX INC
filed 2007-01-12
CIK 852164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITES EXCHANGE
            ACT OF 1934 For the fiscal year ended October 31, 2005
                                       OR

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

The aggregate market value of the voting stock (Class A Common Stock, $.01 par value) held by non-affiliates of the registrant on October 31, 2005 was $253,702 based on the closing sales price of the Class A Common Stock on such date.

The number of shares of Class A Common Stock outstanding on October 31, 2005 was 126,851,298. There are no shares of Class B Common Stock outstanding.

Telynx, Inc. revenue for the twelve months ending October 31, 2005 was $0.

                    DOCUMENTS INCORPORATED BY REFERENCE None.

     TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [ ] NO [X]

                                  TELYNX, INC.

                                2005 Form 10-KSB

                                Table of Contents
PART I

Item 1.    Description of Business                                             3
Item 2.    Description of Property                                             8
Item 3.    Legal Proceedings                                                   8
Item 4.    Submission of Matters to a Vote of Security Holders                 8

PART II

Item 5     Market for Common Equity and Related Stockholder Matters            9
Item 6     Management's Discussion and Analysis or Plan of Operation          13
Item 7     Financial Statements                                               17
Item 8     Changes in and Disagreements With Accountants on Accounting
           And Financial Disclosure                                           22
Item 8A    Controls and Procedures                                            22
Item 8B    Other Information                                                  22

PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons       23
Item 10    Executive Compensation                                             24
Item 11    Security Ownership of Certain Beneficial Owners and Management     25
Item 12    Certain Relationships and Related Transactions                     26
Item 13    Exhibits                                                           26
Item 14    Principal Accountant Fees and Services                             26

           Signatures                                                         29
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

At the end of 2004 and during the 2005 the company focused on developing the next generation of products and services.

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

In 2005, we did not provide any services.

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

In May of 2005, our company exhibited at the Telemanagement Forum in Nice
France.

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

No matters were submitted for votes in the period ending October 31, 2005.

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

As of October 31, 2005, we had 126,251,298 shares of Class A Common Stock.

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

On April 1, 2004, we issued Paul Mataras and Talieh Safadi 45,000 shares each of Series C convertible preferred Stock pursuant to and to effect a change in ownership. After the reverse split each share of Series C Convertible preferred Stock is convertible into 8,000 shares of our Class A common stock.

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

                                                           Bid Price Per Share
                                             ------------------------------------------------
                                                    High                         Low
2003-2004
November 2003 - January 2004                 $         0.08                    $       0.008
February 2004 - April 2004                   $         0.03                    $        0.03
May 2004 - July 2004                         $        0.018                    $       0.018
August 2004 - October 2004                   $         0.02                    $       0.004

2004-2005
November 2004 - January 2005                 $        0.045                    $       0.002
February 2005 - April 2005                   $        0.018                    $       0.002
May 2005 - July 2005                         $        0.003                    $       0.002
August 2005 - October 2005                   $        0.003                    $       0.002

Stockholders

As of October 31, 2005, we believe there were approximately 6,500 holders of record of our Class A common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plans

None.

OPTIONS/WARRANTS

Due to the Company's period of dormancy, and inactivity associated with the Company's stock options and warrants outstanding, the Board of Directors resolved to cancel all outstanding stock options and warrants, as allowed under the individual option and warrant agreements. Accordingly, as of October 31, 2005, there were no options or warrants outstanding.

Recent Sales of Unregistered Securities

Fiscal Year ending October 31, 2005:
------------------------------------

During the year ended October 31, 2005, the Company issued 75,587,821 shares of common stock for services rendered to the Company, at a total cost of $963,218. The shares were valued at the trading price closest to the day that these shares were issued.

67,659,964 Class A Common shares were issued for consulting and professional services.

There was an additional 7,927,857 shares issued for the total of $79,500.

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

Critical Accounting Policy and Estimates.
-----------------------------------------

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts on receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005.

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

In 2005 we completed the distribution of our 401(k) Plan.

In September of 2005, we received a letter from the Labor Department stating that they concluded their investigation of the 401(k) Plan.

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

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources. As of October 31, 2005, we have cash and cash equivalents of $239, we received $65,000 as part of our 2004 receivables from the HP contract. Therefore, as of October 31, 2005, we had total current assets and total assets of $2,257. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. We believe that in order to (a) pay our operating expenses, (b) begin marketing our products sufficiently to gain additional clients and (c) expand our operations, we will need additional funds.

As mentioned in Note 1 to the financial statements, we encountered significant financial difficulties in 2002 and ceased operations. From approximately August of 2002 to April of 2004, the Company remained in a dormant stage. Prior to August 2002 and during the period from that date to April 2004, the Company was involved in certain claims and lawsuits arising from normal business operations prior to the Company becoming dormant. Several claimants received judgments against the Company. Management has accrued such judgments that are owed at October 31, 2004 and 2003. These liabilities may continue to accrue additional collection costs, and these costs along with other potential claims will be accrued when the amounts to be paid are probable and reasonably estimable. Related amounts accrued in the financial statements as of October 31, 2005 and 2004 are approximately $600,000 that is owed to the Internal Revenue Service for unpaid payroll taxes. Management is currently negotiating with the Internal Revenue Service regarding this liability.

As of October 31, 2005, our total liabilities were $754,969, which were comprised solely of accounts payable and accrued expenses.

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

Going Concern. Note 5 to our financial statements include the following language: "The Company incurred a net operating loss of $1,015,611 for the year ended October 31, 2005. The Company will need additional working capital for its planned future activity and to satisfy its liabilities, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. The management of the Company has developed a strategy which it believes will accomplish this objective through additional short term loans from related parties, and equity financing as needed, which will enable the Company to operate in the future."

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. As of October 31, 2005, the Company had a net operating loss carryforward of $36,432,451. The tax benefit from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is undetermined at this time. The loss carryforward will begin to expire in 2018.

Results of Operations

For the year ended October 31, 2005 as compared to the year ended October 31,
-----------------------------------------------------------------------------
2004.
-----

Revenues. For the year ended October 31, 2005, we generated $0 in revenue from our operations. This is in comparison to the year ended October 31, 2004, where we generated $147,000 in revenues from our operation. These revenues were generated from sales of our software products. We had no cost of generating revenues, therefore our gross profit was also $147,000. We anticipate that our source of revenues will continue to be through services and product sales. Therefore, we will need to expand our client base and explore new markets suitable for our product and services, because our revenue is based on such.

Operating Expenses. For year ended October 31, 2005, we had total operating expenses of $1,019,111, which were comprised of $5,571 in sales and marketing expenses, $963,218 in services and $50,322 represented by general and administrative expenses. Therefore our loss from operations was $1,019,111. We had no other income or expenses, so our net loss for the year ended October 31, 2005 was also $1,019,111. This is in comparison to the year ended October 31, 2004, where we had total operating expenses of $190,858, which were comprised of $1,653 in sales and marketing expenses, $121,212 in services and $67,993 represented by general and administrative expenses. Therefore our loss from operations was $43,858. We had no other income or expenses, so our net loss for the year ended October 31, 2004 was also $43,858.

Our Plan of Operation for the Next Twelve Months. To continue operating and begin generating profits during the next twelve months, we must do the following:

     o generate more significant revenues or raise capital to pay for our monthly costs of operation
     o    expand and develop our customer base; and
     o    increase our sales efforts to attract clients and generate revenues.

We have cash and equivalents of $239 as of October 31, 2005. We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to continue our operations.

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

Item 7     Financial Statements

                          TELYNX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2005

                                                                             October 31, 2005                   October 31, 2004
                                                                          --------------------                 ------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                    $        239                      $        7,354
                                                                          --------------------                 ------------------

              Total Current Assets                                                       239                              77,354

Plant and Equipment:
     Computer Equipment                                                                2,505                                   -
     Less:  Accumulated Depreciation                                                    (487)                                  -
                                                                          --------------------                 ------------------

              Total Assets                                                      $      2,257                      $       77,354
                                                                          ====================                 ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable and accrued liabilities                                     $    754,969                      $      754,969
                                                                          --------------------                 ------------------

              Total Liabilities                                                      754,969                             754,969
                                                                          --------------------                 ------------------

Stockholders' Deficit - (Note 3)
   Preferred stock, $.01 par value - 1,000,000 shares
     authorized; no shares issued and outstanding                                          -                                   5
   Common stock, $.01 par value - 1,005,000,000 shares
     authorized; 126,851,298 shares issued and outstanding                         1,268,513                             487,635

Additional paid-in capital                                                        34,411,226                          34,251,585
Accumulated deficit                                                              (36,432,451)                        (35,416,835)
                                                                          --------------------                 ------------------

              Total stockholders' deficit                                           (752,712)                           (677,615)
                                                                          --------------------                 ------------------

     Total liabilities and stockholders' deficit                                $      2,257                      $       77,354
                                                                          ====================                 ==================

     See the accompanying notes to these consolidated financial statements.

                          TELYNX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

                                                                          Year ended                  Year ended
                                                                       October 31, 2005            October 31, 2004
                                                                     ---------------------        --------------------

Net revenues                                                                          $ -                   $ 147,000
Cost of revenue                                                                         -                           -
                                                                     ---------------------        --------------------

       Gross profit                                                                     -                     147,000


Operating expenses:
   Sales and marketing                                                              5,571                       1,653
   Services                                                                       963,218                      85,500
   Administrative and general expenses                                             50,322                      67,993
                                                                     ---------------------        --------------------

        Total operating expenses                                                1,019,111                     155,146
                                                                     ---------------------        --------------------


        Loss from operations                                                   (1,019,111)                     (8,146)


Other income (expense)
     Gain on sale of trade name                                                     3,500                           -
                                                                     ---------------------        --------------------

        Total other expense                                                         3,500                           -
                                                                     ---------------------        --------------------

Net Income (Loss)                                                            $ (1,015,611)                   $ (8,146)
                                                                     =====================        ====================


Net Income (loss) applicable to common shareholders                          $ (1,015,611)                   $ (8,146)
                                                                     =====================        ====================

Basic net (loss) income per common share                                          $ (0.02)                    $ (0.00)
                                                                     =====================        ====================

Weighted average shares outstanding                                            60,700,069                  22,468,894
                                                                     =====================        ====================

     See the accompanying notes to these consolidated financial statements.

                         TELYNX, INC. AND SUBSIDIARIES
                      COSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year ended                  Year ended
                                                                 October 31, 2005            October 31, 2004
                                                               ---------------------       ---------------------

Cash flows from operating activities:
  Net income (loss)                                                 $    (1,015,611)           $        (8,146)
  Adjustments to reconcile net loss to cash used in operating activities:
     Loss on disposal of property                                                 -                          -
     Common stock issued for services                                       836,009                     85,500
     Changes in assets and liabilities:
        Receivables                                                          65,000                    (65,000)
        Prepaid expenses                                                      5,000                     (5,000)
                                                               ---------------------       ---------------------

          Net cash used in operating activities                            (109,602)                     7,354

Cash flows from investing activities:
     Purchase of computer equipment                                 $        (2,500)           $             -
                                                               ---------------------       ---------------------

          Net cash used in investing activities                              (2,500)                         -

Cash flows from financing activities:

     Cash received for stock subscription                           $        25,000            $             -
     Common stock issued for cash                                            79,500
                                                               ---------------------       ---------------------

          Net cash used in financing activities                             104,500                          -

Net increase (decrease) in cash and cash equivalents                         (7,602)                     7,354
Cash and cash equivalents, beginning of period                                7,354                          -
                                                               ---------------------       ---------------------

Cash and cash equivalents, end of period                            $          (248)           $         7,354
                                                               =====================       =====================


Supplemental disclosure of cash flow information:
     Interest paid                                                  $             -            $             -
     Income taxes paid                                              $             -            $             -

Non-cash financing activities:
     Common stock issued for services                               $       836,009            $        85,500
     Common stock subscriptions receivable                          $             -            $        25,000

     See the accompanying notes to these consolidated financial statements.

                         TELYNX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                  FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

                                                                      Preferred     Preferred        Common          Common
                                                                        Stock         Stock          Stock           Stock
                                                                       Shares         Amount         Shares          Amount
                                                                      ----------    ---------     -----------      ----------
                Balances as of October 31, 2003 (unaudited)                  500            5      18,778,477        187,785
Common stock issued for services. July 13, 2004
- valued at $.007 per share                                                                         5,000,000         50,000
1 of 10 reverse common stock split. July 14, 2004
Common stock issued for services. August 26, 2004
- valued at $.006 per share                                                                         5,000,000         50,000
Common stock issued for services. October 22, 2004
 - valued at $.0025 per share                                                                       8,200,000         82,000
Common stock issued under stock subscription. October 25, 2004
- valued at $.0017 per share                                                                       14,285,000        142,850
Stock Subscription Receivable                                                                                       (25,000)
                Net Loss for the year ended October 31, 2004                                                -              -
                                                                      ----------    ---------     -----------    -----------
                      Balances as of October 31, 2004                        500            5      51,263,477        487,635
Preferred stock cancelled. November 1, 2004                                 (500)          (5)              -              -
Cash received for stock subscriptions receivable. November
18, 2004                                                                                                    -         25,000
Common stock issued for cash. December 5, 2004
- valued at $0.025 per share                                                                           60,000            600
Common stock issued for services. December 7, 2004
- valued at $0.03 per share                                                                         5,000,000         50,000
Common stock issued for services. December 9, 2004
- valued at $0.025 per share                                                                          840,000          8,400
Common stock issued for services. December 28, 2004
- valued at $0.016 per share                                                                       16,875,000        168,750
Common stock issued for services. January 5, 2005
- valued at $0.016 per share                                                                       7,200,000         72,000
Common stock issued for cash. January 19, 2005
- valued at $0.016 per share                                                                         625,000          6,250
Common stock issued for services. January 21, 2005
- valued at $0.014 per share                                                                        1,041,667         10,417
Common stock issued for cash. February 7, 2005
- valued at $0.016 per share                                                                        2,500,000         25,000
Common stock issued for services. February 11, 2005
- valued at $0.012 per share                                                                       14,000,000        140,000
Common stock issued for services. February 22, 2005
- valued at $0.008 per share                                                                       12,000,000        120,000
Common stock cancelled. February 23, 2005                                                         (14,000,000)      (140,000)
Common stock issued for services. March 18, 2005
 - valued at $0.007 per share                                                                      22,857,143        228,571
Common stock issued for services. March 30, 2005
- valued at $0.005 per share                                                                        1,711,112         17,111
Common stock issued for cash. April 14, 2005
- valued at $0.007 per share                                                                       2,142,857         21,429
Common stock issued for services. May 16, 2005
- valued at $0.005 per share                                                                          135,042          1,350
Common stock issued for cash. June 7, 2005
- valued at $0.005 per share                                                                        2,000,000         20,000
Common stock issued for cash. August 8, 2005
- valued at $0.005 per share                                                                          600,000          6,000
                Net Loss for the year ended October 31, 2005
                                                                      ----------    ----------    -----------     -----------
                      Balances at October 31, 2005                             -            -     126,851,298     $1,268,513
                                                                     ===========    ==========    ===========    ============

                See accompanying notes to financial statements.

                   TELYNX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
            FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004(CONTINUED)

                                                                       Stock         Additional
                                                                    Subscription      Paid-In      Accumulated        Total
                                                                     Receivable       Capital        Deficit      Equity/(Deficit)
                                                                    ------------    -----------    -----------   -----------------

                Balances as of October 31, 2003 (unaudited)                    -     34,465,935    (35,408,689)           (754,964)
Common stock issued for services. July 13, 2004
 - valued at $.007 per share                                                            (15,000)             -              35,000
1 of 10 reverse common stock split. July 14, 2004
Common stock issued for services. August 26, 2004
- valued at $.006 per share                                                             (20,000)             -              30,000
Common stock issued for services. October 22, 2004
- valued at $.0025 per share                                                            (61,500)             -              20,500
Common stock issued under stock subscription. October 25, 2004
- valued at $.0017 per share                                                           (117,850)             -              25,000
Stock Subscription Receivable                                                                                -             (25,000)
                Net Loss for the year ended October 31, 2004                   -              -         (8,151)             (8,151)
                                                                    -------------    -----------   ------------       -------------
                      Balances as of October 31, 2004                          -     34,251,585    (35,416,840)           (677,615)
Preferred stock cancelled. November 1, 2004                                    -              5              -                   -
Cash received for stock subscriptions receivable. November 18, 2004                           -                             25,000
Common stock issued for cash. December 5, 2004
- valued at $0.025 per share                                                                900                              1,500
Common stock issued for services. December 7, 2004
- valued at $0.03 per share                                                             100,000                            150,000
Common stock issued for services. December 9, 2004
 - valued at $0.025 per share                                                            12,600                             21,000
Common stock issued for services. December 28, 2004
- valued at $0.016 per share                                                            101,250                            270,000
Common stock issued for services. January 5, 2005
- valued at $0.016 per share                                                             43,200                            115,200
Common stock issued for cash. January 19, 2005
- valued at $0.016 per share                                                              3,750                             10,000
Common stock issued for services. January 21, 2005
- valued at $0.014 per share                                                              4,167                             14,583
Common stock issued for cash. February 7, 2005
- valued at $0.016 per share                                                             15,000                             40,000
Common stock issued for services. February 11, 2005
- valued at $0.012 per share                                                             28,000                            168,000
Common stock issued for services. February 22, 2005
- valued at $0.008 per share                                                            (24,000)                            96,000
Common stock cancelled. February 23, 2005                                               (28,000)                          (168,000)
Common stock issued for services. March 18, 2005
- valued at $0.007 per share                                                            (68,571)                           160,000
Common stock issued for services. March 30, 2005
- valued at $0.005 per share                                                             (8,556)                             8,556
Common stock issued for cash. April 14, 2005
- valued at $0.007 per share                                                             (6,429)                            15,000
Common stock issued for services. May 16, 2005
- valued at $0.005 per share                                                               (675)                               675
Common stock issued for cash. June 7, 2005
- valued at $0.005 per share                                                            (10,000)                            10,000
Common stock issued for cash. August 8, 2005
- valued at $0.005 per share                                                             (3,000)                             3,000
                Net Loss for the year ended October 31, 2005                                        (1,015,611)         (1,015,611)
                                                                    -------------    -----------   ------------   -----------------
                Balances at October 31, 2005                        $          -    $34,411,226   $(36,432,451)         $ (752,712)
                                                                    =============   ============  ==============  ==================

                See accompanying notes to financial statements.

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

As of October 31, 2005, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective.

Changes in internal controls.

We have made no changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

Item 8B    Other Information

No information is required to be disclosed in reports on Form 8-K which was not previously reported.

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

From 1995 to 1997, Mr. Mataras presided over FCS Controls, Inc. With a team of two engineers he designed and implemented embedded hardware and software solution for the collection of the Value Added Tax. The Tax Collection Device was marketed internationally. Also, Mr. Mataras was responsible for sales, marketing, administration and finance as well as manufacturing and production.

Mr. Mataras is a Greek citizen.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended October 31, 2005 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of preparing and adopting a code of ethics.

Item 10    Executive Compensation

The following table sets forth the compensation paid by us to our Chief Executive Officer and Directors for services in all capacities to us for the years ended October 31, 2005.

                           SUMMARY COMPENSATION TABLE

                                          Annual                                  Long-Term
                                       Compensation                             Compensation
-----------------------------------------------------------------------------------------------------------------------------

                                                                                           Common Shares
       Name                                                                  Restricted      Underlying            All
       And                                                  Other Annual       Stock          Options             Other
    principal                       Salary       Bonus      Compensation       Awards         Granted         Compensation
     position        Year             ($)         ($)           ($)             ($)        (# of Shares)
-----------------------------------------------------------------------------------------------------------------------------

Paul Mataras         2005 (1)       37,000       None          None            None
President & CEO
-----------------------------------------------------------------------------------------------------------------------------


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


Item 11  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of October 31, 2005 information regarding the beneficial ownership of Common Stock (i) by each stockholder who is known by us to own beneficially in excess of 5% of the outstanding Common Stock; (ii) by each director; (iii) by each executive officer; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

    Title of                         Name and Address of              Amount and Nature of       Percent of
    --------                         -------------------              --------------------       ----------
     Class                             Beneficial Owner               Beneficial Ownership       Class (1)
     -----                             ----------------               --------------------       ----------

Preferred Class C stock             Paul Mataras                             45,000                45.00%
                                    220 Sansome Street, #900
                                    San Francisco, CA 94104

Preferred Class C stock             Talieh Safadi                            45,000                45.00%
                                    13520 Rye St. Suite 105
                                    Sherman Oaks, Ca 90049
-----------------------------------------------------------------------------------------------------------
Total                                                                        90,000                90.00%
-----------------------------------------------------------------------------------------------------------

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

Mr. Mataras did not work for any other company during the year ending October 31, 2005.

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


Item 14   Principal Accountant Fees and Services

     The Board of Directors has selected Madsen and Associates CPA's, Inc. 684 East Vine Street # 3, Murray, Utah 84107 as independent accountants to audit our books, records and accounts for the fiscal year ending October 31, 2005.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to us by Madsen and Associates CPA's, Inc. for the years ended October 31, 2004 and 2005, were as follows:

     Services Provided                     2005              2004
     -----------------                     ----              ----

     Audit Fees                          $8000.00          $4000.00
     Audit Related Fees                  $                 $
     Tax Fees                            $                 $
     All Other Fees                      $                 $
                                         --------         ---------

         Total                           $8000.00          $4000.00
                                         ========         =========

Audit Fees. The aggregate fees billed for the years ended October 31, 2005 and 2004 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended October 31, 2004 and 2003 for the audit or review of our financial statement that are not reported under Audit Fees.

Tax Fees. The aggregate fees billed for the years ended October 31, 2005 were for professional services for tax compliance, tax advice and tax planning.

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

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We have audited the accompanying balance sheet of Telynx, Inc. as of October 31, 2005 and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telynx, Inc. as of October 31, 2005 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Madsen & Associates CPA's, Inc.
Salt Lake City, Utah
Dec. 22, 2006

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Los Angeles, California, on January 12, 2007.


TELYNX, INC., a Delaware corporation


By:       /s/ Talieh Safadi
          ----------------------------------
          Talieh Safadi
Its:      President, Chief Executive Officer, and Director

By:       /s/ Beth N. Ochoa
          ----------------------------------
          Beth Ochoa
Its:      Chief Financial Officer, Director, and Secretary



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:   January 12, 2007

By:     /s/ Talieh Safadi
----------------------------------
Talieh Safadi
President, Chief Executive Officer, and Director

Date:   January 12, 2007

By:     /s/ Beth N. Ochoa
----------------------------------
Beth Ochoa
Director